Form 10QSB
period 1996-03-31
CALIFORNIA COMMUNITY BANCSHARES CORP
filed 1996-05-15
CIK 1009325

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1996

Commission file number      0-27856

                   CALIFORNIA COMMUNITY BANCSHARES CORPORATION

        (Exact name of small business issuer as specified in its charter)

DELAWARE                                          68-0366324
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

555 MASON STREET, SUITE 280, VACAVILLE, CA                  95688-4612
(Address of principal executive offices)                    (ZIP Code)

(707) 448-1200

(Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes       X        No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 968,294

Transitional Small Business Disclosure Format (check one): Yes      No  X

                                      INDEX
          CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 3
     Item 1 - FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . 3
          Condensed Consolidated Balance Sheets -- March 31, 1996 and December
               31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
          Condensed Consolidated Statements of Income -- Three Months ended
               March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . 4
          Statements of Cash Flows -- Three Months ended March 31, 1996 and
               1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
          Condensed Consolidated Statement of Changes in Shareholders' Equity. 6 Notes to Condensed Consolidated Financial Statements -- March 31,
               1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
     Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . 6

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .13
     Item 1 - LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .13
     Item 2 - CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . .13
     Item 3 - DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . .13
     Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . .13
     Item 5 - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .13
     Item 6 - EXHIBITS AND REPORTS OF FORM 8-K . . . . . . . . . . . . . . . .13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

                      PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS -- MARCH 31, 1996 AND DECEMBER 31, 1995 California Community Bancshares Corporation
(In Thousands, except shares information)

                                                     (UNAUDITED)
                                                        03/31/96       12/31/95
                                                      -------------------------
ASSETS

CASH AND DUE FROM BANKS                                  $7,815          $9,346
FEDERAL FUNDS SOLD                                       $7,300          $1,915
                                                      -------------------------
    TOTAL CASH AND CASH EQUIVALENTS                     $15,115         $11,261

 SECURITIES:
      SECURITIES HELD-TO-MATURITY                            $0              $0
      SECURITIES AVAILABLE-FOR SALE, NET OF
        UNREALIZED (LOSS) OF $(309) AND $(111)          $29,635         $29,780
                                                      -------------------------
      TOTAL SECURITIES                                  $29,635         $29,780

LOANS RECEIVABLE:                                      $110,375        $110,392
    LESS: ALLOWANCE FOR LOAN LOSSES                      $1,175          $1,158
                                                      -------------------------
     NET LOANS RECEIVABLE                              $109,200        $109,234

 BANK PREMISES AND EQUIPMENT, NET                        $2,191          $2,137
 INVESTMENTS IN REAL ESTATE DEVELOPMENT VENTURES         $4,575          $4,607
 OTHER REAL ESTATE OWNED                                   $182            $182
 ACCRUED INTEREST RECEIVABLE & OTHER ASSETS              $2,646          $2,882
                                                      -------------------------
TOTAL ASSETS                                           $163,544        $160,083
                                                      -------------------------
                                                      -------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    DEPOSITS:
       NON INTEREST BEARING                             $24,944         $21,900
       INTEREST BEARING:
           TRANSACTION                                  $18,416         $19,216
           SAVINGS                                      $55,683         $54,157
           TIME:
               $100,000 OR MORE                         $18,410         $18,422
               OTHER TIME                               $27,284         $28,539
                                                      -------------------------
    TOTAL DEPOSITS                                     $144,737        $142,234

    REPURCHASE AGREEMENTS                                $1,089            $665
    FEDERAL FUNDS PURCHASED                                  $0              $0
    OTHER BORROWED MONEY                                   $750              $0
    ACCRUED INTEREST PAYABLE & OTHER LIABILITIES           $544            $897
    CONVERTIBLE SUBORDINATED DEBENTURES                  $4,020          $4,025
                                                      -------------------------
TOTAL LIABILITIES                                      $151,140        $147,821

SHAREHOLDERS' EQUITY
 COMMON STOCK, $.10 PAR VALUE, AUTHORIZED
  4,000,000 SHARES;
  OUTSTANDING, 968,294 AND 966,153                      $10,829         $10,814
 RETAINED EARNINGS                                       $1,754          $1,513
 UNREALIZED LOSS ON SECURITIES AVAILABLE FOR
  SALE (NET OF TAX)                                       ($179)           ($65)
                                                      -------------------------
 TOTAL SHAREHOLDERS' EQUITY                             $12,404         $12,262
                                                      -------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY               $163,544        $160,083
                                                      -------------------------
                                                      -------------------------

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME --
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
California Community Bancshares Corporation
(Unaudited)(In Thousands Except Earnings per Common Share)


                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                               1996     1995
                                                            -------------------
INTEREST INCOME:
  LOANS AND LOAN FEES                                        $2,623      $2,516
  SECURITIES:
    TAXABLE                                                    $353        $269
    TAX EXEMPT                                                  $93        $174
  FEDERAL FUNDS SOLD                                            $14          $3
                                                            -------------------
      TOTAL INTEREST INCOME                                  $3,083      $2,962
 INTEREST EXPENSE:

   TIME DEPOSITS $100,000 OR MORE                              $254        $152
   OTHER DEPOSITS                                              $905      $1,015
   FEDERAL FUNDS AND  REPURCHASE  AGREEMENTS PURCHASED          $15         $29
   OTHER BORROWED FUNDS                                          $1          $0
   CONVERTIBLE SUBORDINATED DEBENTURES                          $80         $87
                                                            -------------------
       TOTAL INTEREST EXPENSE                                $1,255      $1,283

      NET INTEREST INCOME                                    $1,828      $1,679

 PROVISION FOR LOAN LOSSES                                     $114         $69
                                                            -------------------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    $1,714      $1,610

 OTHER OPERATING INCOME:
      SERVICE CHARGES ON DEPOSIT ACCOUNTS                      $193        $195
      GAIN  SALE OF AVAILABLE-FOR SALE SECURITIES                $1          $6
      OTHER FEES AND CHARGES                                   $190         $79
                                                            -------------------
         TOTAL OTHER OPERATING INCOME                          $384        $280

 OTHER OPERATING EXPENSES:
     SALARIES AND EMPLOYEE BENEFITS                            $820        $774
     OCCUPANCY                                                 $289        $287
     OTHER                                                     $412        $400
                                                            -------------------
         TOTAL OTHER OPERATING EXPENSES                      $1,521      $1,461

 INCOME BEFORE PROVISION INCOME TAXES                          $577        $429
 PROVISION FOR INCOME TAXES                                    $215        $100
                                                            -------------------
 NET INCOME                                                    $362        $329

 NET INCOME PER COMMON SHARE:

     PRIMARY                                                  $0.36       $0.33
     FULLY DILUTED                                            $0.31       $0.29
     WEIGHTED AVERAGE SHARES USED TO COMPUTE INCOME
        PER COMMON AND EQUIVALENT SHARES:
        PRIMARY                                           1,004,138     999,067
        FULLY DILUTED                                     1,319,432   1,314,754


See Notes to Condensed Consolidated Financial Statements (Unaudited)

STATEMENTS OF CASH FLOWS -- THREE MONTHS
ENDED MARCH 31, 1996 AND 1995
California Community Bancshares Corporation
(Unaudited)


                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                               -----------------
                                                                  1996     1995
                                                               -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                   $362     $329
     ADJUSTMENTS TO RECONCILE NET INCOME TO
        NET CASH PROVIDED BY OPERATING ACTIVITIES:
           DEPRECIATION AND AMORTIZATION                          $166     $148
           PROVISION FOR LOAN LOSSES                              $114      $69
           PROVISION FOR DEFERRED INCOME TAXES
           NET GAIN ON THE SALE OF SECURITIES                      ($1)      $6
           LOSS (GAIN) ON THE SALE OF PREMISES AND EQUIPMENT       ($7)      $0
           EFFECT OF CHANGES IN:
              INTEREST RECEIVABLE AND OTHER ASSETS                $236    ($107)
              INTEREST PAYABLE AND OTHER LIABILITIES             ($353)   ($166)
                                                               -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       $1,223     $279

CASH FLOWS FROM INVESTING ACTIVITIES:
     PURCHASES OF AVAILABLE-FOR-SALE SECURITIES                  ($535) ($1,961)
     PROCEEDS FROM SALES OF AVAILABLE-FOR-SALE SECURITIES           $0   $3,028
     PROCEEDS FROM MATURITIES, CALLS OR REPAYMENTS OF
        AVAILABLE-FOR-SALE SECURITIES                             $541     $309
     PURCHASES OF HELD TO MATURITY SECURITIES                       $0    ($579)
     NET CHANGE IN LOANS RECEIVABLE                               ($80)    $706
     PROCEEDS FROM SALES OF OTHER REAL ESTATE OWNED                 $0      ($4)
     PURCHASES OF PREMISES AND EQUIPMENT                         ($172)    ($37)
     PROCEEDS FROM SALES OF PREMISES AND EQUIPMENT                 $14      $14
     CHANGE IN INVESTMENTS IN REAL ESTATE DEVELOPMENT               $3       $0
                                                               -----------------
NET CASH PROVIDED (USED) BY  INVESTING ACTIVITIES                ($229)  $1,476

CASH FLOWS FROM FINANCING ACTIVITIES:
     NET CHANGE IN DEPOSITS:
         NON-INTEREST BEARING                                   $3,044  ($1,275)
         INTEREST BEARING                                        ($541)  $1,815
     NET CHANGE IN REPURCHASE AGREEMENTS                          $424      $65
     PROCEEDS FROM ISSUANCE (CONVERSION) OF CONVERTIBLE DEBT       ($5)      $0
     NET CHANGE IN OTHER BORROWINGS                               $750       $0
     CASH DIVIDENDS PAID                                         ($121)   ($119)
     CASH  PROCEEDS FROM DEBENTURE CONVERSION                       $5       $0
     CASH  PROCEEDS FROM STOCK OPTIONS EXERCISED                   $10      $29
                                                               -----------------
NET CASH  PROVIDED BY FINANCING ACTIVITIES                      $3,566     $515

INCREASE  IN CASH AND EQUIVALENTS                               $4,560   $2,270
CASH AND CASH EQUIVALENTS:
     BEGINNING OF YEAR                                         $11,261   $7,347
                                                               -----------------
     END OF PERIOD                                             $15,115   $9,617
                                                               -----------------
                                                               -----------------
ADDITIONAL INFORMATION:
     CASH PAYMENTS
        INCOME TAX PAYMENTS                                         $0      $50
                                                               -----------------
                                                               -----------------
        INTEREST PAYMENTS                                       $1,365   $1,384
                                                               -----------------
                                                               -----------------

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY California Community Bancshares Corporation
(Unaudited) (In Thousands, Except Number of Shares)


                                           COMMON STOCK
                                        -------------------
                                                                        UNREALIZED
                                                                        LOSS ON
                                                                        INVESTMENT
                                       NUMBER OF                        SECURITIES
                                         SHARES              RETAINED   AVAILABLE    SHAREHOLDERS'
                                      OUTSTANDING   AMOUNT   EARNINGS   FOR SALE     EQUITY
                                      ------------------------------------------------------------
BALANCE

DECEMBER 31, 1995                       966,153    $10,814     $1,513       ($65)       $12,262

STOCK OPTIONS EXERCISED                   1,749        $10                                  $10
STOCK DEBENTURES CONVERTED                  392         $5                                   $5
CASH DIVIDEND ON COMMON STOCK                                   ($121)                    ($121)
CHANGE IN UNREALIZED LOSS-INVESTMENT
      SECURITIES AVAILABLE FOR SALE                                        ($114)         ($114)
NET INCOME, MARCH 31, 1996                                       $362                      $362
                                      ------------------------------------------------------------
   BALANCE AT MARCH 31, 1996            968,294    $10,829     $1,754      ($179)       $12,404
                                      ------------------------------------------------------------
                                      ------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements (Unaudited)

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- MARCH 31, 1996

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of California Community Bancshares Corporation (the Company) include the accounts of the Company and its subsidiary. Significant intercompany items and transactions have been eliminated. Such financial statements have been prepared in accordance with generally acceptable accounting principals for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in Management's opinion, include all adjustments (consisting only of normal recurring adjustments ) necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As California Community Bancshares Corporation (the "Company") has not commenced any business operations independent of Continental Pacific Bank (the "Bank"), the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company.

OVERVIEW

     The Company earned $362,000 for the first quarter of 1996. This is the second-highest quarterly return ever. The most recent quarter's income was also 10% higher than the $329,000 reported in the same quarter last year. Fully diluted earnings per share increased to $.31 from $.29 in the same quarter the prior year.

     Net income before taxes increased $148,000 or 34.5% in the first quarter of 1996 versus the amount reported in the first quarter of 1995. Net interest income and other operating income both improved in the current quarter versus the same quarter last year while other operating expenses showed a moderate increase. Net interest income increased $149,000 or 8.9% due to higher average rates received on interest earning assets and lower average rates paid on interest bearing liabilities as well as increased average interest earning assets balances offset partially by increased average time deposits balances.

     Net interest margin for the first quarter of 1996 was 5.26% versus 4.89% in the first quarter of 1995. Other operating income increased $104,000 or 37.1%. Other fees and charges, primarily fees from the sale of Small Business Administration (SBA) loans, accounted for this increase. Other operating expense increased $60,000 or 4.1%. Of this amount, $46,000 was attributed to increased salaries and employee benefits.

     Assets of the Company totalled $163.5 million at March 31, 1996, a $3.4 million increase over the previous quarter's total. Increases in cash and Federal Funds sold accounted for the increase. Increases in deposits of $2.5 million and borrowed funds of $1.2 million mostly offset the changes in assets.

     Return on Average Assets (ROA) was .92% and Return on Average Equity (ROE) was 11.62% in the first quarter of 1996. For the same period in 1995, these ratios were .85% and 12.29%, respectively. At March 31, 1996, the Company had a leverage ratio of 8.02%, a Tier 1 risk-based capital ratio of 9.78% and total risk based capital ratio of 13.82%. These compare to 7.75%, 9.65% and 13.71%, respectively at December 31, 1995.

     During the second quarter of 1996, the Company began negotiating with another financial institution to purchase a single branch office located in Contra Costa County through a purchase and assumption transaction, which would include assuming the Seller's branch office lease obligations. Such an acquisition, if consummated, would be consistent with the Company's strategic plan to expand Continental Pacific Bank's deposit and lending market into contiguous markets. While the terms of a purchase and assumption agreement had not been finalized as of the date hereof, if the transaction is finalized, the Bank's deposits could increase by approximately ten percent (10%) from March 31, 1996 levels. Insignificant amounts of loans would be purchased as well and a premium would be paid for the branch deposits. Such a transaction would be subject to satisfaction of a number of conditions including receipt of regulatory approvals and no material adverse change in the condition of the branch prior to closing. There can be no assurance that a purchase and assumption agreement will be finalized on terms acceptable to the Company, or if finalized, that the transaciton will be consummated.

     The following tables provide a summary of the major elements of income and expense for the first quarter of 1996 compared with the first quarter of 1995.

CONDENSED COMPARATIVE INCOME STATEMENT
California Community Bancshares Corporation
(In Thousands, Except Earnings per Common Share)

                                        THREE  MONTHS        PERCENTAGE CHANGE
                                       ENDED MARCH 31,      INCREASE /(DECREASE)
                                      1996       1995
                                    --------------------------------------------
INTEREST INCOME                      $3,083    $2,962                      4.1%
INTEREST EXPENSE                     $1,255    $1,283                     -2.2%
                                    -----------------
NET INTEREST INCOME                  $1,828    $1,679                      8.9%
PROVISION FOR LOAN LOSSES              $114       $69                     65.2%
                                    -----------------
 NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES       $1,714    $1,610                      6.5%
OTHER OPERATING INCOME                 $384      $280                     37.1%
OTHER OPERATING EXPENSES             $1,521    $1,461                      4.1%
                                    -----------------
INCOME BEFORE INCOME TAXES             $577      $429                     34.5%
 PROVISION FOR INCOME TAXES            $215      $100                    115.0%
                                    -----------------
 NET INCOME                            $362      $329                     10.0%
FULLY DILUTED EARNINGS PER SHARE      $0.31     $0.29                      6.9%

NET INTEREST INCOME / NET INTEREST MARGIN

     Net interest income represents the excess of interest and fees earned on interest-earning assets over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average interest earning assets. Net interest comprises the major portions as the Company's revenue.

     In the quarter ended March 31, 1996, interest income increase $121,000 or 4.1% over the same period last year. Higher rates earned on loans and taxable securities and an increase in average taxable security balances were the factors contributing to the increase in interest income. Average rates earned on loans were 9.70% in the first quarter of 1996, 29 basis points or 3.1% higher than the 9.41% earned in the first quarter of 1995. Average rates earned on taxable securities were 6.14%, 26 basis points higher than the 5.88% earned in the same period last year. Average taxable security balances were $5.0 million (27%) higher than last year. Interest from loans and taxable securities together provided an increase of $197,000 in interest income. Interest on average non taxable securities, which declined by $5.6 million from the same quarter last year, fell by $87,000 partially offsetting the above increase. The remaining $11,000 increase in interest income was contributed by an increase in interest income from Federal Funds Sold due to an increase in average balances.

     In the first quarter of 1996, interest expense decreased by $28,000 or 2.2% from the year earlier period. Interest paid on time deposits increased $131,000 or 27.6%. Rates paid on these deposits increased from 4.76% in 1995 to 5.27% in 1996. This accounted for an increase in interest expense of $52,000. As the rates paid on time deposit increased, deposits shifted from saving and money market accounts into time deposits. Increased average time deposit balances of $5.7 million resulted in additional interest expense of $78,000. These increases were more than offset by 59 basis point reduction in the average rate paid on savings and money market deposits and a $6.2 million decline in average balances. The lower interest rates paid on these deposits reduced interest expense by $88,000 and the lower average balances reduced interest expense by $52,000. Lower average balances in federal funds purchased and other borrowed funds and a lower rate paid on the convertible debentures contributed a majority of the remaining decline in interest expense, $11,000 and $7,000, respectively.

     The combined effect of the increase in interest income and the decrease in interest expense in the first quarter of 1996 versus the first quarter of 1995 resulted in an increase of $149,000 in net interest income. Net interest margin increased 37 basis points from 4.89% to 5.26%.

     The following tables provide summaries of the components of interest income, interest expense and net interest margins on earning assets for the quarter ended March 31, 1996 versus the same periods in 1995.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN ON AVERAGE EARNINGS ASSETS California Community Bancshares Corporation
(In Thousands)

                                                           THREE MONTHS ENDED
                                              MARCH 31, 1996                 MARCH 31, 1995
                                                     INTEREST   AVERAGE                 INTEREST   AVERAGE
                                           AVERAGE    EARNED/    YIELD/       AVERAGE    EARNED/    YIELD/
                                       BALANCE (1)      PAID       RATE   BALANCE (1)       PAID      RATE
                                       -----------   --------   -------   -----------   --------   -------
ASSETS:
INTEREST EARNING ASSETS
FEDERAL FUNDS SOLD                          $1,016        $14     5.42%          $240         $3     5.75%
INTEREST EARNING DEPOSITS                       $0         $0     0.00%            $0         $0     0.00%
TAXABLE INVESTMENT SECURITIES              $23,159       $353     6.14%       $18,188       $264     5.88%
NONTAXABLE INVESTMENT SECURITIES            $6,959        $93     5.38%       $12,528       $180     5.84%
LOANS, NET (2)(3)                         $108,711     $2,623     9.70%      $108,388     $2,515     9.41%
                                       -----------   --------   -------   -----------   --------   -------
TOTAL INTEREST EARNING ASSETS             $139,845     $3,083     8.87%      $139,344     $2,962     8.62%
CASH AND DUE FROM BANKS                     $8,216                             $6,232
PREMISES AND EQUIPMENT, NET                 $2,200                             $2,365
INVESTMENT IN DEVELOPMENT VENTURES          $4,592                             $4,620
ACCRUED INTEREST RECEIVABLE
AND OTHER ASSETS                            $2,133                             $1,792
                                       -----------   --------             -----------   --------

TOTAL AVERAGE ASSETS                      $156,986                           $154,353
                                       ===========                        ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
INTEREST-BEARING NOW ACCOUNTS              $18,149        $57     1.26%       $17,841        $55     1.26%
SAVINGS DEPOSITS AND MMDA                  $16,677        $97     2.34%       $18,733       $109     2.35%
MONEY MANAGEMENT                           $36,850       $400     4.36%       $40,973       $528     5.23%
TIME DEPOSITS                              $27,601       $351     5.12%       $27,556       $323     4.75%
TIME DEPOSITS OVER $100,000                $18,582       $254     5.50%       $12,939       $152     4.76%
FEDERAL FUNDS PURCHASED                       $210         $3     5.55%        $1,294        $19     6.08%
SECURITY REPURCHASE AGREEMENTS                $934        $12     5.34%          $760        $10     5.23%
OTHER BORROWINGS                               $37         $1     6.52%            $0         $0     0.00%
SUBORDINATED DEBENTURES                     $4,025        $80     8.03%        $4,025        $87     8.74%
                                       -----------   --------   -------   -----------   --------   -------

TOTAL AVERAGE INTEREST-BEARING
LIABILITIES                               $123,065     $1,255     4.10%      $124,121     $1,283     4.19%

NONINTEREST-BEARING DEMAND DEPOSITS        $21,262                            $19,299
ACCRUED INTEREST PAYABLE AND OTHER
LIABILITIES                                   $188                               $221
                                       -----------   --------   -------   -----------   --------   -------

TOTAL AVERAGE LIABILITIES                 $144,515     $1,255     3.49%      $143,641     $1,283     3.62%
                                       ===========                        ===========

TOTAL EQUITY                               $12,471                            $10,712

TOTAL AVERAGE LIABILITIES AND
SHAREHOLDERS' EQUITY                      $156,986                           $154,353
NET INTEREST RATE SPREAD (4)                                      4.77%                              4.43%
NET INTEREST INCOME                                    $1,828                             $1,679
NET INTEREST  MARGIN (5)                                5.26%                              4.89%

1  AVERAGE BALANCES ARE COMPUTED PRINCIPALLY ON THE BASIS OF DAILY BALANCES

2  NONACCRUAL LOANS ARE INCLUDED


3 INTEREST INCOME ON LOANS INCLUDES FEES ON LOANS OF $111,000 IN 1996 AND $133,000 IN 1995.

4 NET INTEREST RATE SPREAD REPRESENTS THE AVERAGE YIELD EARNED ON INTEREST-EARNING ASSETS LESS THE AVERAGE RATE PAID ON INTEREST-BEARING LIABILITIES

5 NET INTEREST MARGIN IS COMPUTED BY DIVIDING NET INTEREST INCOME BY TOTAL AVERAGE EARNING ASSETS

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSE California Community Bancshares Corporation
( in Thousands)

                                            FOR THE THREE MONTHS ENDED
                                             MARCH 31, 1996 OVER 1995
                                       INCREASE (DECREASE) DUE TO CHANGE IN:
                                       -------------------------------------
                                        VOLUME       YIELD/RATE      TOTAL
                                        ------       ----------      -----
FEDERAL FUNDS SOLD                         $11             ($0)        $11
TAXABLE INVESTMENT SECURITIES              $77              $12        $89
NONTAXABLE INVESTMENTS                   ($73)            ($14)      ($87)
LOANS, NET (1)(2)                          $29              $79       $108
                                        ------       ----------      -----
TOTAL INTEREST INCOME                      $44              $77       $121

INTEREST BEARING LIABILITIES
INTEREST BEARING
NOW ACCOUNTS                                $2               $0         $2
SAVINGS DEPOSITS AND MMDA                ($52)            ($88)     ($140)
TIME DEPOSITS                              $78              $52       $130
                                        ------       ----------      -----
TOTAL DEPOSITS                             $28            ($36)       ($8)

FEDERAL FUNDS PURCHASED                  ($14)             ($2)      ($16)
SECURITY REPURCHASE AGREEMENTS              $2               $0         $2
OTHER BORROWINGS                            $1               $0         $1
SUBORDINATED DEBENTURES                     $0             ($7)       ($7)
                                        ------       ----------      -----
TOTAL INTEREST EXPENSE                     $17            ($45)      ($28)
                                        ------       ----------      -----
NET INTEREST INCOME                        $27             $122       $149
                                        ------       ----------      -----
                                        ------       ----------      -----

1  NONACCRUAL LOANS ARE INCLUDED

2 INTEREST INCOME ON LOANS INCLUDES FEE INCOME ON LOANS OF $111,000 IN 1996 AND $133,000 IN 1995

PROVISION FOR LOAN LOSSES

     In the first quarter of 1996, the Company provided $114,000 for loan losses versus $69,000 in the same period last year. The provision replenished the net loans charged off during the period and added $17,000 for growth in outstanding loan balances as well as general economic factors. The allowance for loan losses was 1.06% of loans receivable at March 31, 1996 versus 1.02% at March 31, 1995. Management's ongoing analysis of the loan portfolio determined that the balance of $1,175,000 in the allowance for loan losses will be adequate to absorb losses inherent in the loan portfolio.

OTHER OPERATING INCOME

     Total other operating income in the first quarter of 1996 increased $104,000 or 37.1% over the same period in 1995. Income from service charges on deposit accounts remaining somewhat constant at $195,000 in 1995 and $193,000 in 1996. Gain on Sale of securities declined from $6,000 in 1995 to $1,000 in 1996. The significant increases occurred in other fees and charges. In the fourth quarter of 1995, the Bank instituted a new policy regarding its SBA loan portfolio that allows the Bank to sell the guaranteed portion of these loans in the secondary market for a premium. Fee income from this activity in the first quarter of 1996 generated $61,000. Fee income on sale of 1-4 family mortgages increased by $23,000 from $25,000 in 1995 to $48,000 in 1996. In the fourth quarter of 1995 the Bank also began offering a new service (referred to as "Business Manager"), wherein the Bank would purchase account receivables on a recourse basis from its customers. This activity generated $16,000 in fees in the current quarter. Together increases in these three areas accounted for $100,000 of the $104,000 increase in other operating income. No other individual item experienced significant changes. These activities are expected to continue to generate fee income in the future.

OTHER OPERATING EXPENSE

     Other operating expense increased by $60,000 or 4.1% in the first quarter of 1996 versus the same period last year. For the quarter, salaries and benefits were up $46,000 or 5.9% due to normal salary progressions and increased commissions and bonuses. Occupancy expense was up $2,000 over the same period in the prior year while other expenses were up $12,000. For the current quarter other operating expense totalled $1,521,000 or 3.875% of average assets. Management continually reviews and attempts to minimize these expenses. It is the goal of the Company to reduce the overhead ratio to 3.5%.

PROVISION FOR INCOME TAXES

     The Company recorded a $215,000 provision for income taxes in the first quarter of 1996, which was $115,000 higher than the tax provision recorded in the same quarter last year. Taxes were significantly lower in 1995 since approximately 41% of pretax income in 1995 was derived from nontaxable securities while only 16% of 1996's pretax income was produced from this source as well as a $38,000 credit adjustment to income taxes in the first quarter of 1995. The effective tax rate for the current period was 37.3%. The Company does not anticipate increasing its holding of nontaxable securities in the near future.

LOANS

     In the first quarter of 1996, net loan balances declined $34,000 or less than 1% from the previous quarter total. Although total loans outstanding showed little change between periods, the composition of the loans portfolio changed significantly. For example, construction and land loans increased $1.1 million, equity lines increased $1.0 million while loans secured by 1-4 first liens declined by $.4 million, and commercial real estate loans declined by $1.5 million. All other loan categories had moderate increases or decreases. The Bank's largest loan category, real estate mortgage loans constituted 70.9% of total loans outstanding at December 31, 1995 and 69.2% at March 31, 1996. While the economy in the Bank's market area has remained relatively soft, the Bank has aggressively marketed its loan products giving special attention to its SBA loan program and the new Business Manager program. Loan underwriting standards have been maintained, but pricing has been more competitive. Management believes modest loan growth should continue through 1996.

     At March 31, 1996, securities available-for-sale had a fair market value of $29,635,000 with an amortized cost basis of $29,944,000. This portfolio consisted of $12,113,000 in mortgage-backed securities, $10,368,000 in U.S. Government agency bonds and $6,917,000 in securities issued by states and political subdivisions in the U.S. as well as $237,000 in Federal Home Loan Bank stock. Approximately 63% of the debt security portfolio is floating rate, tied to either the 11th District Cost of Funds Index or Prime rate. This portfolio is a good source of both liquidity and income.

NONPERFORMING ASSETS

     As shown in the following table, total nonperforming assets have increased $125,000 since year end, but have declined by $330,000 from a year ago. Since last quarter nonaccrual loans increased by $104,000, accruing loans past due 90 days or more increased by $24,000 while restructured loans decreased by $3,000. Non performing assets represent 1.16% of total assets while the ratio of allowance for loan losses to nonperforming loans is 68.23%. Management continues to make a concerted effort to reduce problem and potential problem loans to reduce risk of loss.


                                                     MARCH 31,     DECEMBER 31,
                                                          1996             1995
                                                     ---------     ------------
NONACCRUAL LOANS                                        $1,153           $1,049
ACCRUING LOANS PAST DUE 90 DAYS OR MORE                   $102              $78
RESTRUCTURED LOANS (IN COMPLIANCE WITH
MODIFIED TERMS)                                           $467             $470
                                                     ---------     ------------
          TOTAL NONPERFORMING LOANS                     $1,722           $1,597

OTHER REAL ESTATE OWNED                                   $182             $182
                                                     ---------     ------------
          TOTAL NONPERFORMING ASSETS                    $1,904           $1,779

TOTAL LOANS, END OF PERIOD                            $111,039         $111,124

TOTAL ASSETS, END OF PERIOD                           $163,544         $160,083

ALLOWANCE FOR LOAN LOSSES                               $1,175           $1,158
NONPERFORMING LOANS TO TOTAL LOANS                       1.55%            1.44%
ALLOWANCE FOR LOAN LOSSES TO NONPERFORMING
LOANS                                                   68.23%           72.51%
NONPERFORMING ASSETS TO TOTAL ASSETS                     1.16%            1.11%
ALLOWANCE FOR LOAN LOSSES TO NONPERFORMING
ASSETS                                                  61.71%           65.09%



ALLOWANCE FOR LOAN LOSSES

     The Bank maintains its allowance for loan losses at a level considered by management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. This determination includes an evaluation and analysis of historical experience, current loan mix and volume, as well as current and projected economic conditions.

     The following table presents information concerning the allowance and provision for loan losses.


                                                    MARCH 31,     MARCH 31,
                                                         1996          1995
                                                    -----------------------
BALANCE, BEGINNING OF PERIOD                           $1,158        $1,108
PROVISION CHARGED TO OPERATIONS                          $114           $69
LOANS CHARGED OFF                                         $99           $66
RECOVERIES OF LOANS PREVIOUSLY CHARGED OFF                 $2            $7
                                                    -----------------------
BALANCE, END OF PERIOD                                 $1,175        $1,118

TOTAL LOANS, END OF PERIOD                           $111,039      $110,361
ALLOWANCE FOR LOANS LOSSES TO LOANS, END OF PERIOD      1.06%         1.01%


LIQUIDITY

     Liquidity is measured by various ratios, The most common being the liquidity ratio of cash, time deposits in other banks, Federal Funds sold, and investment securities as compared to total deposits. At March 31, 1996, this ratio was 31%.

     The Bank also manages its interest rate sensitivity. This process focuses on reducing the impact on net interest income due to shifts in interest rates. The Bank measures its interest rate sensitivity with an asset liability simulation model. The model analyzes the mix and repricing characteristics of interest rate sensitive assets and liabilities using multipliers (how interest rates change when Federal Funds rate changes by 1%) and lags (time it takes for rates to change after Federal Funds rate changes). The model simulates the effects on net interest income when the Federal Funds rate experiences a 1% increase or decrease compared to current levels.

     Both the traditional GAP analysis and the asset liability simulation model showed, as of March 31, 1996, the Bank was moderately liability sensitive.

EQUITY

     As a result of the $362,000 earned in first quarter of 1996, the $15,000 sale of common stock from the exercise of stock options and conversion of debentures and the payment of $121,000 in dividends, the following capital levels and ratio were obtained. The following table also includes the regulatory capital minimums to be considered well capitalized.



                                 ACTUAL           WELL CAPITALIZED RATIO
                              -----------------------------------------------
LEVERAGE                       $12,583      8.02%        $7,849        5.00%
TIER ONE RISK-BASED            $12,583      9.78%        $7,719        6.00%
TOTAL RISK BASED               $17,778     13.82%       $12,865       10.00%

RISK  WEIGHTED ASSET          $128,647
AVERAGE TOTAL ASSETS          $156,985


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     N/A

ITEM 2 - CHANGES IN SECURITIES

     N/A

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     N/A

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

ITEM 5 - OTHER INFORMATION

     N/A

ITEM 6 - EXHIBITS AND REPORTS OF FORM 8-K
                                                      PAGE
     a.   EXHIBITS

          1.   Computations of Earnings Per Share      15
          27.                                          16

     b.   REPORTS ON FORM 8-K

          NONE

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                              CALIFORNIA COMMUNITY BANCSHARES CORPORATION



Date   May 14, 1996           /S/ WALTER O. SUNDERMAN
     ----------------         ----------------------------
                              Walter O. Sunderman
                              President and
                              Chief Executive Officer


Date   May 14, 1996           /S/ ANDREW S. POPOVICH
     ----------------         ----------------------------
                              Andrew S. Popovich
                              Executive Vice President and
                              Chief Administrative Officer