Form 10QSB
period 1996-06-30
CALIFORNIA COMMUNITY BANCSHARES CORP
filed 1996-08-15
CIK 1009325

FORM 10-QSB

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ending    JUNE 30, 1996
                         -------------
Commission file number   0-27856
                         -------

CALIFORNIA COMMUNITY BANCSHARES CORPORATION
- -----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

DELAWARE                                      68-0366324
- -------------------------------               -------------------
(State or other jurisdiction of               (IRS Employer
incorporation or organization)                Identification No.)

555 Mason Street, Suite 280, Vacaville, CA      95688-4612
- ------------------------------------------    -------------------
(Address of principal executive offices)      (ZIP Code)

(707) 448-1200
- ---------------------------
(Issuer's telephone number)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES [ X ] NO [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 980,545

Transitional Small Business Disclosure Format (check one): YES [   ] NO [ X ]




INDEX
CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION                                            3

Item 1 -    Financial Statements                                          3

   Condensed Consolidated Balance Sheets --
      June 30, 1996 and December 31, 1995                                 3

   Condensed Consolidated Statements of Income --
      Three Months ended June 30, 1996 and June 30, 1995; and
      Six Months ended June 30, 1996 and June 30, 1995                    4

   Statements of Cash Flows --
      Six Months ended June 30, 1996 and 1995                             5

   Condensed Consolidated Statement of Changes in Shareholders' Equity    6

   Notes to Condensed Consolidated Financial Statements                   6

Item 2 -    Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                        7

PART II - OTHER INFORMATION                                              19

Item 1 - Legal Proceedings                                               19

Item 2 - Changes in Securities                                           19

Item 3 - Defaults Upon Senior Securities                                 19

Item 4 - Submission of Matters to a Vote of Security Holders             19

Item 5 - Other Information                                               19

Item 6 - Exhibits and Reports of Form 8-K                                19

   SIGNATURES                                                            20




PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
California Community Bancshares Corporation
June 30, 1996 and December 31, 1995
(In Thousands, except shares information)(Unaudited)

                                                 --------   --------
ASSETS                                           06/30/96   12/31/95
                                                 --------   --------
Cash and due from banks                          $  8,064   $  9,346
Federal funds sold                                      0      1,915
                                                 --------   --------
 Total cash and cash equivalents                    8,064     11,261
Securities:
 Securities available-for sale, net of
  Unrealized (loss) of $(749) and $(111)           36,442     29,780
                                                 --------   --------
 Total securities                                  36,442     29,780

Loans receivable:                                 113,783    111,124
 Less:  Allowance for loan losses                   1,141      1,158
     Deferred loan fees                               617        732
                                                 --------   --------
  Net loans receivable                            112,025    109,234

Premises and equipment, net                         2,112      2,137
Investments in real estate development ventures     4,545      4,607
Other real estate owned                               182        182
Accrued interest receivable and other assets        2,997      2,882
                                                 --------   --------
 TOTAL ASSETS                                    $166,367   $160,083
                                                 ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Non interest bearing                            $ 25,448   $ 21,900
 Interest bearing:
  Transaction                                      18,648     19,216
  Savings                                          54,694     54,157
   Time:
    $100,000 or more                               19,081     18,422
    Other time                                     27,991     28,539
                                                 --------   --------
 Total deposits                                   145,862    142,234
Repurchase agreements                                 891        665
Federal funds purchased                                 0          0
Other borrowed money                                2,650          0
Accrued interest payable and other liabilities        557        897
Convertible subordinated debentures                 3,865      4,025
                                                 --------   --------
TOTAL LIABILITIES                                $153,825   $147,821

SHAREHOLDERS' EQUITY
 Common stock, $.10 par value, authorized
  4,000,000 shares; Outstanding, 980,545
  and 966,153                                      10,985     10,814
 Retained earnings                                  1,992      1,513
 Unrealized loss on securities available
  for sale (net of tax)                          (    435)  (     65)
                                                 --------   --------
Total shareholders' equity                         12,542     12,262
                                                 --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $166,367   $160,083
                                                 ========   ========
- --------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
California Community Bancshares Corporation
(Unaudited)   (In Thousands Except Earnings per Common Share)

                                             ---------------------      ---------------------
                                             For the Three Months         For the Six Months
                                                 Ended June 30,             Ended June 30,
                                             ---------------------      ---------------------
                                                1996        1995           1996        1995
                                             ---------   ---------      ---------   ---------
INTEREST INCOME:
 Loans and Loan Fees                         $   2,719   $   2,586      $   5,342   $   5,102
  Securities:
   Taxable                                         390         284            743         553
   Tax Exempt                                       93         187            186         361
 Federal Funds Sold                                 40          22             54          25
                                             ---------   ---------      ---------   ---------
   Total Interest Income                     $   3,242   $   3,079      $   6,325   $   6,041

INTEREST EXPENSE:
 Time Deposits $100,000 or More              $     242   $     207      $     496   $     359
 Other Deposits                                    931       1,096          1,835       2,111
 Federal Funds and Repurchase
  Agreements Purchased                              13          17             28          46
 Other Borrowings                                   36           0             37           0
 Convertible Subordinated Debt                      75          89            156         176
                                             ---------   ---------      ---------   ---------
  Total Interest Expense                         1,297       1,409          2,552       2,692
                                             ---------   ---------      ---------   ---------
  NET INTEREST INCOME                            1,945       1,670          3,773       3,349

PROVISION FOR LOAN LOSSES                           93          61            207         130
                                             ---------   ---------      ---------   ---------
  NET INTEREST INCOME AFTER
   PROVISION  FOR LOAN LOSSES                    1,852       1,609          3,566       3,219
                                             ---------   ---------      ---------   ---------
OTHER OPERATING INCOME:
 Service Charges on Deposit Accounts               208         201            401         396
 Gain Sale of Available-
  for-Sale Securities                                2          15              3          21
 Other Fees and Charges                            127          65            317         144
                                             ---------   ---------      ---------   ---------
  Total Other Operating Income                     337         281            721         561
                                             ---------   ---------      ---------   ---------
OTHER OPERATING EXPENSES:
 Salaries and Employee Benefits                    829         729          1,649       1,503
 Occupancy                                         267         286            556         573
 Other                                             466         425            878         825
                                             ---------   ---------      ---------   ---------
  Total Other Operating Expenses                 1,562       1,440          3,083       2,901
                                             ---------   ---------      ---------   ---------
INCOME BEFORE PROVISION INCOME TAXES               627         450          1,204         879

PROVISION FOR INCOME TAXES                         242         141            457         241
                                             ---------   ---------      ---------   ---------
NET INCOME                                   $     385   $     309      $     747   $     638
                                             =========   =========      =========   =========
NET INCOME PER COMMON SHARE:
 Primary                                     $    0.38   $    0.31      $    0.74   $    0.64
                                             =========   =========      =========   =========
 Fully Diluted                               $    0.33   $    0.27      $    0.64   $    0.56
                                             =========   =========      =========   =========

Weighted Average Shares Used to
 Compute Income Per Common and
 Equivalent Shares:

  Primary                                    1,013,593     996,228      1,008,866     991,024
  Fully Diluted                              1,316,731   1,311,914      1,318,082   1,313,334

- ---------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)

STATEMENTS OF CASH FLOWS
California Community Bancshares Corporation
Six Months Ended June 30, 1996 and 1995
(Unaudited)(In Thousands)

                                                                  -------------------------
                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                       1996          1995
                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                         $    747       $    638
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation and Amortization                                         316            299
   Provision for Loan Losses                                             207            130
   Provision for Deferred Income Taxes
   Net Gain on the Sale of Securities                               (      3)      (     21)
   Loss (Gain) on the Sale of Premises and Equipment                (      7)             0
   Effect of Changes in:
    Interest Receivable and Other Assets                            (    115)      (    241)
    Interest Payable and Other Liabilities                          (    340)           205
                                                                    --------       --------
Net Cash Provided by Operating Activities                                805          1,010
                                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of Available-for-sale Securities                         (  8,573)      ( 11,172)
 Proceeds from Sales of Available-for-sale Securities                      0         10,209
 Proceeds from Maturities, Calls or Repayments of                      1,489            604
  Available-for-sale Securities
 Purchases of Held to Maturity Securities                                  0       (  1,457)
 Proceeds from Maturity of Held to Maturity Securities                     0            400
 Net Change in Loans Receivable                                     (  2,998)      (    555)
 Proceeds from Sales of Other Real Estate Owned                            0       (      4)
 Purchases of Premises and Equipment                                (    185)      (    486)
 Proceeds from Sales of Premises and Equipment                            14             14
 Change in Investments in Real Estate Development                          4            421
                                                                    --------       --------
Net Cash Provided (Used) by Investing Activities                    ( 10,249)      (  2,026)
                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Change in Deposits:
  Non-interest Bearing                                                 3,548            72
  Interest-bearing                                                        80         3,320
 Net Change in Repurchase Agreements                                     226           155
 Proceeds from Issuance (Conversion) of Convertible Debt            (    160)            0
 Net Change in Other Borrowings                                        2,650             0
 Cash Dividends Paid                                                (    268)     (    239)
 Cash Proceeds from Debenture Conversion                                 160             0
 Cash Proceeds from Stock Options Exercised                               11            29
                                                                    --------      --------
Net Cash  Provided by Financing Activities                             6,247         3,337
                                                                    --------      --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                         (  3,197)        2,321

CASH AND CASH EQUIVALENTS:
 Beginning of Year                                                    11,261         7,347
                                                                    --------      --------
 End of Period                                                      $  8,064      $  9,668
                                                                    ========      ========
ADDITIONAL INFORMATION:
 Cash Payments
  Income Tax Payments                                               $    373      $    185
                                                                    ========      ========
  Interest Payments                                                 $  1,331      $  1,423
                                                                    ========      ========
- ------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)


CONDENSED CONSOLIDATED STATEMENT OF IN CHANGES IN SHAREHOLDERS' EQUITY California Community Bancshares Corporation
(Unaudited)(In Thousands, Except Number of Shares)

                                    -------------------------------------------------
                                       Common Stock
                                    ------------------
                                                                      Unrealized
                                                                      Loss on
                                                                      Investment
                                    Number of                         Securities   Share -
                                    Shares                 Retained   Available    holders'
                                    Outstanding   Amount   Earnings   For Sale     Equity
                                    -----------   ------   --------   ----------   -------
Balance at
 December 31, 1995                      966,153   $10,814   $1,513    ($     65)   $12,262

 Stock Options Exercised                  1,844        11                               11

 Stock Debentures Converted              12,548       160                              160

 Cash Dividend on Common Stock                              (  268)                (   268)

 Change in Unrealized Loss
  - Investment Securities
  Available for Sale                                                  (     370)   (   370)

 Net Income, June 30, 1996                                     747                     747
                                    -----------   -------   ------    ----------   -------
 Balance at June 30, 1996               980,545   $10,985   $1,992    ($    435)   $12,542
                                    ===========   =======   ======    ==========   =======
- ------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- June 30, 1996

NOTE A - BASIS OF PRESENTATION
      The accompanying unaudited condensed consolidated financial statements of California Community Bancshares Corporation (the Company) include the accounts of the Company and its subsidiary. Significant intercompany items and transactions have been eliminated. Such financial statements have been prepared in accordance with generally acceptable accounting principals for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the
information presented not misleading.   For further information, refer to the
consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

OVERVIEW

      The company earned $385,000 in the second quarter of 1996 and $747,000 for the six months ended June 30, 1996. The most recent quarter's income was 25% higher than the $309,000 reported in the same quarter last year while the 1996 year to date income is 17% higher than the $638,000 reported in the first half of 1995. Fully diluted earnings per share for the current quarter increased to $.33 from $.27 in the second quarter of 1995. Fully diluted earnings per share for the first half of 1996 was $.64 versus $.56 for the same period last year.

      In the first half of 1996, net income before taxes increased $325,000 or 37.0% over the amount generated in the first half of 1995. Net interest income and other operating income improved by 12.7% and 28.5%, respectively over the same period last year while other operating expenses increased 6.3%. Net interest income increased by $424,000 as average rates received on interest earning assets increased while average rates paid on interest bearing liabilities decreased. Increased average balances in interest earning assets added significantly to interest income while decreased average balances of interest-bearing deposits more than offset increased average balances of borrowed funds reducing interest expenses. Net interest margin was 5.28% for the first six months of 1996 compared to 4.80% in the same period the previous year. Other operating income increased by $160,000 or 28.5% over the figure reported in the same period last year. Other fees and charges, primarily fees from the sale of Small Business Administration (SBA) loans and fees from the sale of Mortgage loans, accounted for a substantial portion of this increase. Other operating expense increased by $182,000 attributed mainly to a $146,000 increase in salaries and employee benefits.

      Net income before taxes increased $177,000 or 39.3% in the second quarter of 1996 over the amount reported in the second quarter of 1995. Net interest income and other operating income improved by 16.5% and 19.9% respectively over the same quarter's performance last year while other operating expenses increased 8.5%. Net interest income increased by $275,000 as average rates received on interest earning assets continued to rise while average rates paid on interest bearing liabilities continued to fall. Increased average balances in interest earning assets added significantly to interest income while increased average balances of other borrowings slightly increased interest expenses. Net interest margin was 5.31% in the second quarter of 1996 compared to 4.72% in the same period the previous year. Other operating income increased by $56,000 or 19.9% over the figure reported in the same quarter last year. Other fees and charges, primarily fees from the sale of Small Business Administration (SBA) loans and fees from the sale of Mortgage loans, accounted for a substantial portion of this increase. Other operating expense increased by $122,000 attributed mainly to a $100,000 increase in salaries and employee benefits.

      Assets of the Company totalled $166.4 million at June 30, 1996, a $6.3 million increase over the 1995 end of year figure. A $3.6 million increase in deposits and a $2.7 million increase in borrowed funds along with a $3.2 million deduction in cash and cash equivalents funded a $6.6 million increase in investments and a $2.8 million increase in loans.

      Return on Average Assets (ROA) was .93% and Return on Average Equity
(ROE) was 11.95% in the first half of 1996. For the same period in 1995, these ratios were .82% and 11.59%, respectively.

      Return on Average Assets (ROA) was .93% and Return on Average Equity
(ROE) was 12.28% in the second quarter of 1996. For the same period in 1995, these ratios were .78% and 10.94%, respectively. At June 30, 1996, the Company had a leverage capital ratio of 7.87%, a Tier 1 risk-based capital ratio of 9.98% and a total risk-based capital ratio of 13.82%. These compare to 7.75%, 9.65% and 13.71%, respectively at December 31, 1995.

      On May 14, 1996, the Bank entered into a Purchase and Assumption Agreement (the "Agreement") with Tracy Federal Bank, F.S.B., a Federal Savings Bank ("Tracy"). The Agreement provides for the Bank to acquire the Concord, California branch office of Tracy. Such an acquisition, if consummated, would be consistent with the Company's strategic plan to expand the Bank's deposit and lending activities into contiguous markets. If the transaction were consummated as of June 30, 1996, the Bank's deposits would increase by approximately eleven percent (11%) from June 30, 1996 levels. Pursuant to the Agreement, no loans will be purchased by the Bank, and a modest premium will be paid for the branch deposits. Applications seeking approval of the transaction have been filed with the FDIC, the OTS and the California Superintendent of Banks. The OTS approved the transaction on July 23, 1996. The other regulatory applications are pending. Consummation of the transaction is subject to satisfaction of a number of conditions, including, without limitation, receipt of all required regulatory approvals, no material adverse change in the condition of the branch prior to closing and the Bank entering into a new lease with the landlord. While there can be no assurance that the transaction will be consummated, the Bank is not aware of any reason why the acquisition will not be consummated prior to the end of 1996.

      The following tables provide a summary of the major elements of income and expense for the second quarter of 1996 compared with the second quarter of 1995 as well as 1996 year to date income components compared to 1995 year to date figures.



CONDENSED COMPARATIVE INCOME STATEMENT
California Community Bancshares Corporation
(In Thousands, Except Earnings per Common Share)

                                          ------------------      -------------------
                                             Three Months              % Change
                                            Ended June 30,        Increase (Decrease)
                                          ------------------      -------------------
                                           1996        1995
                                          ------      ------
Interest Income                           $3,242      $3,079             5.3%
Interest Expense                           1,297       1,409            (7.9 )
                                          ------      ------
Net Interest Income                        1,945       1,670            16.5
Provision for Loan Losses                     93          61            52.5
                                          ------      ------
 Net Interest Income after
  Provision for Loan Losses                1,852       1,609            15.1
Other Operating Income                       337         281            19.9
Other Operating Expenses                   1,562       1,440             8.5
                                          ------      ------
Income Before Income Taxes                   627         450            39.3
 Provision for Income Taxes                  242         141            71.6
                                          ------      ------
 Net Income                               $  385      $  309            24.6
Primary Earnings per Share                $ 0.38      $ 0.31            22.6%
Fully Diluted Earnings per Share          $ 0.33      $ 0.27            22.2%

- ----------------------------------------------------------------------------------

CONDENSED COMPARATIVE INCOME STATEMENT
California Community Bancshares Corporation
(In Thousands, Except Earnings per Common Share)

                                           ------------------      -------------------
                                               Six Months              % Change
                                             Ended June 30,        Increase (Decrease)
                                           ------------------      -------------------
                                            1996        1995
                                           ------      ------
Interest Income                            $6,325      $6,041                 4.7%
Interest Expense                            2,552       2,692               ( 5.2 )
                                           ------      ------
Net Interest Income                         3,773       3,349                12.7
Provision for Loan Losses                     207         130                59.2
                                           ------      ------
 Net Interest Income after
     Provision for Loan Losses              3,566       3,219                10.8
Other Operating Income                        721         561                28.5
Other Operating Expenses                    3,083       2,901                 6.3
                                           ------      ------
Income Before Income Taxes                  1,204         879                37.0
 Provision for Income Taxes                   457         241                89.6
                                           ------      ------
 Net Income                                $  747      $  638                17.1
Primary Earnings per Share                 $ 0.74      $ 0.64                15.6%
Fully Diluted Earnings per Share           $ 0.64      $ 0.56                14.3%
- ------------------------------------------------------------------------------------

NET INTEREST INCOME / NET INTEREST MARGIN

      Net interest income represents the excess of interest and fees earned on interest-earning assets over interest paid on deposits and borrowed funds.
Net interest margin is net interest income expressed as a percentage of average interest earning assets. Net interest income comprises the major portions of the Company's revenue.

      In the six months ended June 30, 1996, interest income increased $284,000 or 4.7% over the same period last year. Higher rates earned on loans combined with increased average loan balances and increased average total securities balances were the major factors contributing to this increase. Rates earned on loans averaged 9.76% in the first half of 1996, 31 basis points or 3.3% higher than the average of 9.45% in the first half of 1995. Loan balances averaged $110.1 million in the six months ended June 30, 1996, $1.2 million higher than average loan balances of $108.9 in the first half of 1995. Year to date, 1996, total securities (taxable securities, nontaxable securities and federal funds sold) averaged $33.5 million compared to $31.8 million in the year ago period. Higher loan rates and loan volume in the current period contributed $239,000 of the above increase while the remaining $45,000 was derived from higher security interest income.

      In the first half of 1996, interest expense declined by $140,000 or 5.2% from the same period last year. Interest paid on time deposits increased by $58,000 or 5% as average time deposit balances increased by $2.3 million and average interest rates paid remained relatively constant at 5.17% and 5.19%, respectively. Average money management balances on the other hand declined in the first half of 1996 when compared to the same period last year by $2.9 million while the rate paid fell by 68 basis points to 4.46%. This reduction in average balances and average rate paid on money management accounts accounted for a $197,000 reduction in interest expense. Together these changes accounted for 99% of the change in interest expense.

      The combined effect of the increase in interest income and the decrease in interest expense in the first half of 1996 versus the first half of 1995 resulted in an increase of $424,000 in net interest income. Net interest margin increased 48 basis points from 4.80% to 5.28%.

      In the quarter ended June 30, 1996, interest income increased $163,000 or 5.3% over the same period last year. Higher rates earned on loans combined with increased average loan balances and increased average total securities balances were the major factors contributing to this increase. Rates earned on loans averaged 9.81% in the second quarter of 1996, 33 basis points or 3.5% higher than the average of 9.48% in the second quarter of 1995. Loan balances averaged $111.5 million in the second quarter of 1996, $2.0 million higher than average loan balances of $109.5 in the second quarter of 1995. In the most recent quarter total securities (taxable securities, nontaxable securities and federal funds sold) averaged $35.9 million compared to $32.6 million in the year ago period. Higher loan rates and loan volume in the current quarter contributed $131,000 of the above increase while the remaining $32,000 was derived from higher security interest income.

      In the second quarter of 1996, interest expense declined by $112,000 or 7.9% from the same period last year. Interest paid on time deposits declined by $72,000 or 11% as average time deposit balances declined by $1.1 million and average interest rates paid fell from 5.54% in the second quarter of 1995 to 5.06% in the current quarter. Average money management balances also declined in the second quarter of 1996 when compared to the same period last year by $1.6 million while the rate paid dropped by 50 basis points to 4.55%. This reduction in average balances and rate paid on money management accounts accounted for an additional $69,000 reduction in interest expense. The above declines in deposit balances were more than offset by a $2.0 million increase in lower cost NOW accounts, $.8 million increase in savings and money market accounts and a $2.2 million increase in other borrowings from the Federal Home Loan Bank. These funds were borrowed at a fixed rate to fund fixed rate loans for similar terms. These borrowings, which increased interest expense by $36,000, along with other minor changes in interest expense resulted in the over all reduction in interest expense of $112,000.

      The combined effect of the increase in interest income and the decrease in interest expense in the second quarter of 1996 versus the second quarter of 1995 resulted in an increase of $275,000 in net interest income. Net interest margin increased 59 basis points from 4.72% to 5.31%.

      The following tables provide summaries of the components of interest income, interest expense and net interest margins on earning assets for the three months and six months ended June 30, 1996 versus the same periods in 1995.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN ON AVERAGE EARNINGS ASSETS California Community Bancshares Corporation
(In Thousands)

                                       -----------------------------------------------------
                                                        Three Months Ended
                                       -----------------------------------------------------
                                            June   30, 1996               June 30, 1995
                                       ------------------------    -------------------------
                                                  Int.    Avg.                 Int.    Avg.
                                       Average   Earned   Yield    Average    Earned   Yield
                                       Balance   /Paid    /Rate    Balance    /Paid    /Rate
                                       -------   ------   -----    --------   ------   -----
ASSETS:
Interest Earning Assets
Federal Funds Sold                     $  3,308   $   40   4.91%   $  1,366   $   22   6.46%
Taxable Investment Securities            25,735      390   6.09      17,842      278   6.25
Nontaxable Investment
 Securities                               6,851       93   5.45      13,362      191   5.73
Loans, Net (F1)(F2)(F3)                    111,469    2,719   9.81     109,466    2,588   9.48
                                       --------   ------   -----   --------   ------   -----
Total Interest Earning Assets           147,363    3,242   8.85     142,036    3,079   8.69
Cash and Due from Banks                   8,889                       7,540
Premises and Equipment, Net               2,168                       2,270
Investment in Development
 Ventures                                 4,568                       4,675
Accrued Interest Receivable
And Other Assets                          1,849                       1,892
                                       --------                    --------
Total Average Assets                   $164,837                    $158,413
                                       ========                    ========
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Interest-bearing Liabilities:
Interest-bearing Now Accounts            19,718       65   1.33      17,671       57   1.29
Savings Deposits and MMDA                17,807      100   2.26      16,974       99   2.34
Money Management                         37,624      425   4.55      39,245      494   5.05
Time Deposits                            27,560      339   4.95      32,006      446   5.59
Time Deposits over $100,000              18,586      242   5.23      15,237      207   5.45
Federal Funds Purchased                      89        1   3.62         352        6   6.84
Security Repurchase Agreements              979       12   4.81         795       11   5.55
Other Borrowings                          2,185       36   6.63           0        0   0.00
Subordinated Debentures                   3,903       77   7.96       4,025       89   8.87
                                       --------   ------   -----   --------   ------   -----
Total Average Interest-
 Bearing Liabilities                    128,451    1,297   4.06     126,305    1,409   4.47
Noninterest-bearing
 Demand Deposits                         23,657                      20,688
Accrued Interest Payable and
 Other Liabilities                          185                         123
                                       --------   ------   -----   --------   ------   -----
Total Average Liabilities              $152,293   $1,297   3.43%   $147,116   $1,409   3.88%
                                       ========                    ========
Total Equity                             12,544                      11,297
Total Average Liabilities and
Shareholders' Equity                    164,837                     158,413
Net Interest Rate Spread (F4)                               4.79%                       4.22%
Net Interest Income                               $1,945                      $1,670
Net Interest Margin (F5)                           5.31%                       4.72%

- --------------------------------------------------------------------------------------------

(F1)   Average balances are computed principally on the basis of daily balances
(F2)   Nonaccrual loans are included
(F3) Interest income on loans includes fees on loans of $185,000 in 1996 and $107,000 in 1995.
(F4) Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities
(F5) Net interest margin is computed by dividing net interest income by total average earning assets.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN ON AVERAGE EARNINGS ASSETS California Community Bancshares Corporation
(In Thousands)

                                       -----------------------------------------------------
                                                           Six Months Ended
                                       -----------------------------------------------------
                                             June   30, 1996               June 30, 1995
                                       -------------------------   -------------------------
                                                    Int.    Avg.                Int.    Avg.
                                       Average    Earned   Yield   Average    Earned   Yield
                                       Balance    /Paid    /Rate   Balance     /Paid   /Rate
                                       -------    ------   -----   --------   ------   -----
ASSETS:
Interest Earning Assets
Federal Funds Sold                     $  2,162   $   54   5.02%   $    803   $   25   6.28%
Taxable Investment Securities            24,447      743   6.11      18,015      542   6.07
Nontaxable Investment
 Securities                               6,905      186   5.42      12,945      371   5.78
Loans, Net (F1)(F2)(F3)                    110,090    5,342   9.76     108,927    5,103   9.45
                                       --------   ------   -----   --------   ------   -----
Total Interest Earning Assets           143,604    6,325   8.86     140,690    6,041   8.66
Cash and Due from Banks                   8,553                       6,886
Premises and Equipment, Net               2,184                        2,318
Investment in Development
 Ventures                                 4,580                        4,648
Accrued Interest Receivable
And Other Assets                          1,991                        1,842
                                       --------                     --------
Total Average Assets                   $160,912                     $156,384
                                       ========                     ========
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Interest-bearing Liabilities:
Interest-bearing Now Accounts            18,934      122   1.30      17,756      112   1.27
Savings Deposits and MMDA                17,242      197   2.30      17,854      208   2.35
Money Management                         37,237      825   4.46      40,109    1,022   5.14
Time Deposits                            27,581      690   5.03      29,781      769   5.21
Time Deposits over $100,000              18,584      496   5.37      14,088      359   5.14
Federal Funds Purchased                     150        4   5.36         823       25   6.13
Security Repurchase Agreements              957       24   5.04         778       21   5.44
Other Borrowings                          1,111       37   6.70           0        0   0.00
Subordinated Debentures                   3,964      157   7.96       4,025      176   8.82
                                       --------   ------   -----   --------   ------   -----
Total Average Interest-
 Bearing Liabilities                    125,760    2,552   4.08     125,214    2,692   4.34
Noninterest-bearing Demand
 Deposits                                22,460                      19,994
Accrued Interest Payable and
 Other Liabilities                          184                         171
                                       --------   ------   -----   --------   ------   -----
Total Average Liabilities              $148,404   $2,552   3.46%   $145,379   $2,692   3.73%
                                       ========                    ========
Total Equity                             12,508                      11,005
Total Average Liabilities and
 Shareholders' Equity                   160,912                     156,384
Net Interest Rate Spread (F4)                               4.78%                       4.32%
Net Interest Income                               $3,773                      $3,349
Net Interest Margin (F5)                           5.28%                       4.80%

- ---------------------------------------------------------------------------------------------

(F1)   Average balances are computed principally on the basis of daily balances
(F2)   Nonaccrual loans are included
(F3) Interest income on loans includes fees on loans of $296,000 in 1996 and $240,000 in 1995.
(F4) Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities
(F5) Net interest margin is computed by dividing net interest income by total average earning assets.


ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSE California Community Bancshares Corporation
(In Thousands)

                                    ---------------------------------------------------
                                    Three Months Ended June 30, 1996 over June 30, 1995
                                    ---------------------------------------------------
                                                Increase(decrease) Due to Change in:
                                                ------------------------------------
                                                Volume      Yield/Rate         Total
                                                ------      ----------         -----
Federal Funds Sold                              $  24            ($  5)        $  18
Taxable Investment Securities                     119            (   7)          112
Nontaxable Investment Securities                (  89)           (   9)        (  98)
Loans, Net (F1)(F2)                                41               90           131
                                                ------      ----------         -----
Total Interest Income                              95               68           163
Interest-bearing Now Accounts                       7                2             8
Savings Deposits and MMDA                           4            (   3)            1
Money Management                                (  19)           (  49)        (  69)
Time Deposits                                   (  56)           (  51)        ( 107)
Time Deposits over $100,000                        43            (   8)           35
                                                ------      ----------         -----
Total Interest Expense on Deposits              (  21)           ( 111)        ( 132)
Federal Funds Purchased                         (   2)           (   3)        (   5)
Security Repurchase Agreements                      2            (   1)            1
Other Borrowings                                   36                0            36
Subordinated Debentures                         (   3)           (   9)        (  12)
                                                ------      ----------         -----
Total Interest Expense                             12            ( 124)        ( 112)
                                                ------      ----------         -----
Net Interest Income                             $  83            $ 192         $ 275
                                                ======      ==========         =====
- -------------------------------------------------------------------------------------

(F1)   Nonaccrual loans are included
(F2) Interest income on loans includes fee income on loans of $185,000 in 1996 and $107,000 in 1995.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSE California Community Bancshares Corporation
(In Thousands)

                                    -------------------------------------------------
                                    Six Months Ended June 30, 1996 over June 30, 1995
                                    -------------------------------------------------
                                                Increase(decrease) Due to Change in:
                                                ------------------------------------
                                                Volume      Yield/Rate         Total
                                                ------      ----------         -----
Federal Funds Sold                              $   32           ($  3)        $  29
Taxable Investment Securities                      199               2           201
Nontaxable Investment Securities                (  173)          (  12)        ( 185)
Loans, Net (F1)(F2)                                154              85           239
                                                ------      ----------         -----
Total Interest Income                              212              72           284
Interest-bearing Now Accounts                        9               1            10
Savings Deposits and MMDA                       (    9)          (   2)        (  11)
Money Management                                (  129)          (  68)        ( 197)
Time Deposits                                   (   66)          (  13)        (  79)
Time Deposits over $100,000                        129               8           137
                                                ------      ----------         -----
Total Interest Expense on Deposits              (   65)          (  75)        ( 140)
Federal Funds Purchased                         (   19)          (   2)        (  21)
Security Repurchase Agreements                       4           (   1)            3
Other Borrowings                                    37               0            37
Subordinated Debentures                         (   10)          (   9)        (  19)
                                                ------      ----------         -----
Total Interest Expense                          (   54)          (  86)        ( 140)
                                                ------      ----------         -----
Net Interest Income                             $  266           $ 158         $ 424
                                                ======      ==========         =====
- ------------------------------------------------------------------------------------

(F1)   Nonaccrual loans are included
(F2) Interest income on loans includes fee income on loans of $296,000 in 1996 and $240,000 in 1995.


PROVISION FOR LOAN LOSSES

      In the second quarter of 1996, the company provided $93,000 for loan losses versus $61,000 in the same period last year. This provision increased the 1996 year to date provision to $207,000 versus $130,000 for the first six months of 1995. The provision along with loan growth and net loan charge-offs reduced the allowance for loan losses to loans receivable at June 30, 1996 to 1.0% from 1.04% at June 30, 1995. Management's ongoing analysis of the loan portfolio determined that the balance of $1,141,000 in the allowance for loan losses will be adequate to absorb losses inherent in the loan portfolio.

OTHER OPERATING INCOME

      Total other operating income in the second quarter of 1996 increased $56,000 or 19.9% over the same period last year and increased $160,000 or 28.5% for the first six months of 1996 over the first six months of 1995. Income from services charges on deposit accounts remained somewhat constant at $401,000 and $396,000 in the first half of 1996 and 1995, respectively. Gain on sale of available securities declined from $21,000 in the first half of 1995 to $3,000 in the first half of 1996. The significant increases occurred in other fees and charges. The sale of SBA loans generated fee income of $94,000 in the first six months of 1996 versus none the prior year as this is a new activity for the Bank in 1996. Fee income on the sale of 1-4 family mortgages increased by $53,000 from $49,000 in the first half of 1995 to $102,000 in the current year to date period.

      Income from services charges on deposit accounts remained somewhat constant at $208,000 and $201,000 in the second quarter of 1996 and 1995, respectively. Gain on sale of available securities declined from $15,000 in the second quarter of 1995 to $2,000 in the second quarter of 1996. The significant increases occurred in other fees and charges. The sale of SBA loans also generated fee income in the second quarter of 1996 contributing $33,000 of the above increase. Fee income on the sale of 1-4 family mortgages increased by $30,000 from $23,000 in the second quarter of 1995 to $53,000 in the current quarter. Income from the Business Manager service, where the Bank purchases account receivables from its customers, which was previously reported as other fee income was reclassified this quarter and included in loan interest and fees. This service generated $24,000 in income in the current quarter and $16,000 in the first quarter of 1996. All of these activities are expected to continue to generate fee income in the future.

OTHER OPERATING EXPENSE

      Other operating expenses for the first six months of 1996 increased by $182,000 or 6.3% over the figure reported for the same six-month period last year. In the first half of 1996 salaries and benefits accounted for $146,000 of this increase. Approximately $65,000 of this increase was in the area of officer salaries, due to normal salary increases, the addition of an officer to oversee the new business manager program and higher loan commissions paid as a function of higher loan production. Another $40,000 was due to higher mortgage commissions as mortgage volume and fees increased. The Bank has a number of bonus programs tied to the net profit of the branches as well as the overall Bank. With year to date income up 17% in the first half of 1996, accrued bonuses contributed approximately $31,000 of the increase in salaries. Increased payroll taxes and other sundry categories accounted for the remaining increases.

      Occupancy expense declined by $17,000 in the first half of 1996 compared to the same period the year before. Net rental income from the company's commercial office building which is deducted from occupancy expense accounted for $12,000 of this increase. Other expenses increased by $53,000 mainly due to increased legal and accounting expenses associated to the formation of the holding company and the potential purchase of a branch in Contra Costa County.

      Other operating expenses increased by $122,000 or 8.5% over the same quarter last year. In the second quarter of 1996 salaries and benefits accounted for $100,000 of this increase. Approximately $45,000 of this increase was in the area of officer salaries, due to normal salary increases, the addition of an officer to oversee the new business manager program and higher loan commissions paid as a function of higher loan production. Another $20,000 was due to higher mortgage commissions as mortgage volume and fees increased. The Bank has a number of bonus programs tied to the net profit of the branches as well as the overall Bank. With income up 25% in the second quarter of 1996, accrued bonuses contributed to approximately $21,000 of the increase in salaries. Increased payroll taxes and other sundry categories accounted for the remaining increases.

      Occupancy expense declined by $19,000 in the second quarter of 1996 compared to the same quarter the year before. Net rental income from the company's commercial office building which is deducted from occupancy expense accounted for $12,000 of this quarter's increase. Other expenses increased by $41,000 mainly due to increased legal and accounting expenses associated to the formation of the holding company and the potential purchase of a branch in Contra Costa County. For the current quarter other operating expense totalled $1,562,000 or 3.79% of average assets. Management continually reviews and attempts to minimize these expenses. It is the goal of the company to reduce the overhead ratio to 3.5%.

PROVISION FOR INCOME TAXES

      The Company recorded a $242,000 provision for income taxes in the second quarter of 1996, which was $101,000 higher than the tax provision recorded in the same quarter last year. For the first six months of 1996, the company provided for $457,000 in income taxes versus $241,000 in the first six months of 1995. Taxes were higher in both periods due to higher earning as well as lower tax exempt income from tax-exempt securities. The effective tax rate for the current period was 38.6% and 38.0% for the year to date period versus 31.3% and 27.4% in the same periods last year. The Company does not anticipate increasing its holding of tax-exempt securities in the near future.

LOANS

      In the second quarter of 1996, net loan balances increased $2.8 million from year end 1995 totals. The composition of loans also changed significantly in the first half of 1996. Construction and land development loans declined by $2.0 million while equity loans, loans secured by 1-4 first liens, loans secured by commercial real estate and commercial and industrial loans increased by $1.4 million, $1.2 million, $1.1 million and $1.4 million, respectively. All other categories had a net decline of $.3 million. The Bank's largest loan category, real estate mortgage loans constituted 70.9% of total loans outstanding at December 31, 1995 and 70.4% at June 30, 1996. Loan growth is an intragal component of improved earnings. Management is continually marketing its loan products. In the current competitive market, pricing has become much more flexible while loan underwriting standards have been maintained.

SECURITIES

      At June 30, 1996, securities available-for-sale had a fair market value of $36,442,000 with an amortized cost basis of $37,191,000. This represents a $6,662,000 increase from the year end 1995 figure. Short term U.S. Treasury Bonds accounted for $4.0 million of this increase, while U.S. Agency Bonds increased $3.8 million and mortgage backed securities issued by U.S. Agencies declined by $1.1 million. The portfolio now consists of approximately $4.0 million U.S. Treasuries, $13.9 million U.S. Agency bonds, $6.7 million in securities issued by states and political subdivision in the U.S., $11.4 million in mortgage backed securities and $.5 million in Federal Home Loan Bank stock. Approximately 49% of the debt security portfolio is a floating rate, tied to either the 11th District Cost of Funds Index, the one-year constant maturity treasury index or prime rate. With an overall increase in interest rates, June 30, 1996 compared to December 31, 1996, along with a 24% increase in the security portfolio classified as available for sale, the unrealized loss on securities available for sale increased from $111,000 to $749,000. Although the tax affected unrealized loss is a component of shareholders equity, this figure is excluded from the calculation of regulatory capital ratios. The security portfolio is a good source of both liquidity and income.

NONPERFORMING ASSETS

      As shown in the following table, total nonperforming assets have declined $165,000 since year end, and by $1,134,000, since June 30, 1995. More significantly is the fact that nonaccrual loans declined by $392,000 while accruing loans past due 90 days increased by $233,000. At June 30, 1996, nonperforming assets represented .97% of total assets while the ratio of allowance for loan losses to nonperforming loans is 79.68%. Management continues to make a concerted effort to reduce problem and potential problem loans to reduce risk of loss.

                                                                     --------   ------------
                                                                      June 30,   December 31,
                                                                        1996         1995
                                                                     --------   ------------
Nonaccrual Loans                                                     $    657      $   1,049

Accruing Loans past Due 90 Days or More                                   311             78

Restructured Loans (In Compliance with Modified Terms)                    464            470
                                                                     --------   ------------
 Total Nonperforming Loans                                              1,432          1,597

Other Real Estate Owned                                                   182            182
                                                                     --------   ------------
 Total Nonperforming Assets                                             1,614          1,779
                                                                     ========   ============
Total Loans, End of Period                                            113,783        111,124

Total Assets, End of Period                                           166,367        160,083

Allowance for Loan Losses                                            $  1,141      $   1,158

Nonperforming Loans to Total Loans                                       1.26%          1.44%

Allowance for Loan Losses to Nonperforming Loans                        79.68%         72.51%

Nonperforming Assets to Total Assets                                     0.97%          1.11%

Allowance for Loan Losses to Nonperforming Assets                       70.69%         65.09%


ALLOWANCE FOR LOAN LOSSES

      The Bank maintains its allowance for loan losses at a level considered by management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. This determination includes an evaluation and analysis of historical experience, current loan mix and volume, as well as current and projected economic conditions.

      The following table presents information concerning the allowance and provision for loan losses.

                                                                  --------      --------
                                                                  June 30,       June 30,
                                                                    1996           1995
                                                                  --------      --------
Balance at December 31, 1995 & 1994                               $  1,158      $  1,108

Provision Charged to Operations                                        207           130

Loans Charged off                                                      228            90

Recoveries of Loans Previously Charged off                               4             7
                                                                  --------      --------
Balance, End  of Period                                              1,141         1,155

Total Loans, End of Period                                        $113,783      $111,582

Allowance for Loans Losses to Loans, End of Period                    1.00%         1.04%


LIQUIDITY

      Liquidity is measured by various ratios, The most common being the liquidity ratio of cash, time deposits in other banks, Federal Funds sold, and investment securities as compared to total deposits. At June 30, 1996, this ratio was 30.5%.

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

      As of June 30, 1996, the traditional GAP analysis shows that the Bank is moderately asset sensitive, while the asset liability simulation model, used by management, showed the Bank was moderately liability sensitive.
EQUITY

      As a result of the $747,000 earned in first half of 1996, the $171,000 sale of common stock from the exercise of stock options and conversion of debentures and the payment of $268,000 in dividends, the following capital levels and ratios were obtained as of June 30, 1996. The following table also includes the regulatory capital minimums to be considered well capitalized.

                                    ----------------      ----------------------
                                          Actual          Well-Capitalized Ratio
                                    ----------------      ----------------------
Leverage                           $ 12,977    7.87%         $ 8,242   5.00%

Tier One Risk-based                  12,977    9.98            7,805   6.00

Total Risk-based                     17,983   13.82%          10,407   8.00%

Risk  Weighted Asset               $130,088

Average Total Assets               $164,837

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

   N/A

ITEM 2 - CHANGES IN SECURITIES

   N/A

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

   N/A

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   N/A

ITEM 5 - OTHER INFORMATION

   N/A

ITEM 6 - EXHIBITS AND REPORTS OF FORM 8-K

                                                           Page
                                                           ----
   a.   Exhibits

          1.   Computations of Earnings Per Share           21

   b.   Reports on Form 8-K

         None




                                    SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     CALIFORNIA COMMUNITY BANCSHARES CORPORATION




                                     --------------------------------
Date                                 /s/ Walter O.  Sunderman
      ------------------             --------------------------------
                                     Walter O.  Sunderman
                                     President and
                                     Chief Executive Officer




                                     --------------------------------
Date                                 /s/ ANDREW S.  POPOVICH
      ------------------             --------------------------------
                                     Andrew S.  Popovich
                                     Executive Vice President and
                                     Chief Administrative Officer




                                   EXHIBIT 1

COMPUTATIONS OF EARNINGS PER SHARE
(Unaudited)(In Thousands, Except Earnings per Share)

                                             ---------------------      ---------------------
                                             For the Three Months       For the Six Months
                                                 Ended June 30,            Ended June 30,
                                             ---------------------      ---------------------
                                                1996       1995            1996        1995
                                             ---------   ---------      ---------   ---------
Weighted Average Shares Used to
 Compute Common and Equivalent Shares:

Primary                                      1,013,593     996,228      1,008,866     991,024

Fully Diluted                                1,316,731   1,311,914      1,318,082   1,313,334
                                             =========   =========      =========   =========

Net Income Used in the Computation
 Of Income per Common Share:

Net Income, as Reported Used to
 Compute Primary Income per Share            $     385   $     309      $     747   $     638
                                             =========   =========      =========   =========

Adjustment for after Tax Effect
 of Interest Paid on Convertible
 Debentures                                         45          52             91         102
                                             ---------   ---------      ---------   ---------

Net Income, as Adjusted Used to
 Compute Fully Diluted Income
 per Share                                   $     430   $     361      $     838   $     740
                                             =========   =========      =========   =========

Income per Common and Equivalent
 Share:

Primary                                      $    0.38   $    0.31      $    0.74   $    0.64

Fully Diluted                                $    0.33   $    0.27      $    0.64   $    0.56
                                             =========   =========      =========   =========