Form 10QSB
period 1996-09-30
CALIFORNIA COMMUNITY BANCSHARES CORP
filed 1996-11-14
CIK 1009325

                                   FORM 10-QSB

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the period ending    SEPTEMBER 30, 1996
                         ------------------

Commission file number   0-27856
                         -------

CALIFORNIA COMMUNITY BANCSHARES CORPORATION
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

DELAWARE                                      68-0366324
-------------------------------               -------------------
(State or other jurisdiction of               (IRS Employer
incorporation or organization)                Identification No.)

555 Mason Street, Suite 280, Vacaville, CA      95688-4612
------------------------------------------    -------------------
(Address of principal executive offices)      (ZIP Code)

(707) 448-1200
---------------------------
(Issuer's telephone number)




   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES [ X ] NO [   ]



APPLICABLE ONLY TO CORPORATE ISSUERS:

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 982,755



Transitional Small Business Disclosure Format (check one): YES [   ] NO [ X ]

                                   INDEX
          CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION                                             3

 Item 1 - Financial Statements                                             3

   Condensed Consolidated Balance Sheets -- 9/30/96 and 12/31/95           3
   Condensed Consolidated Statements of Income --
      Three Months and Nine Months ended 9/30/96 and 9/30/95               4
   Statements of Cash Flows -- Nine Months ended 9/30/96 and 1995          5
   Condensed Consolidated Statement of Changes in Shareholders' Equity     6
   Notes to Condensed Consolidated Financial Statements                    6

 Item 2 - Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                         7

   Overview                                                                7
   Condensed Comparative Income Statement --
      Three Months and Nine Months ended 9/30/96 and 9/30/95               9
   Net Interest Income / Net Interest Margin                              10
   Analysis of Changes in Net Interest Margin on Average
      Earning Assets -- Three Months ended 9/30/96 and 9/30/95            12
                        Nine Months ended 9/30/96 and 9/30/95             13
   Analysis of Volume and Rate Changes on Net Interest Income
      and Expense -- Three Months ended 9/30/96 and 9/30/95               14
                     Nine Months ended 9/30/96 and 9/30/95                15
   Provision for Loan Losses                                              15
   Other Operating Income                                                 16
   Other Operating Expense                                                16
   Provision for Income Taxes                                             17
   Loans                                                                  17
   Securities                                                             17
   Nonperforming Assets                                                   18
   Allowance for Loan Losses                                              18
   Liquidity                                                              19
   Equity                                                                 19

PART II - OTHER INFORMATION                                               20

 Item 1 - Legal Proceedings                                               20
 Item 2 - Changes in Securities                                           20
 Item 3 - Defaults Upon Senior Securities                                 20
 Item 4 - Submission of Matters to a Vote of Security Holders             20
 Item 5 - Other Information                                               20
 Item 6 - Exhibits and Reports of Form 8-K                                20

   SIGNATURES                                                             20

Index to Exhibits                                                         21

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
California Community Bancshares Corporation
September 30, 1996 and December 31, 1995
(In Thousands, except shares information)(Unaudited)
                                                 --------   --------
ASSETS                                           09/30/96   12/31/95
                                                 --------   --------
Cash and due from banks                          $  9,909   $  9,346
Federal funds sold                                  3,450      1,915
                                                 --------   --------
 Total cash and cash equivalents                   13,359     11,261
Securities:
 Securities available-for sale, net of
  Unrealized (loss) of $(620) and $(111)           35,445     29,780
                                                 --------   --------
 Total securities                                  35,445     29,780
Loans receivable:                                 113,909    111,124
 Less:  Allowance for loan losses                   1,116      1,158
        Deferred loan fees                            575        732
                                                 --------   --------
  Net loans receivable                            112,218    109,234
Premises and equipment, net                         2,150      2,137
Investments in real estate development ventures     4,513      4,607
Other real estate owned                               150        182
Accrued interest receivable and other assets        2,961      2,882
                                                 --------   --------
 TOTAL ASSETS                                    $170,796   $160,083
                                                 ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY LIABILITIES:
Deposits:
 Non interest bearing                            $ 24,898   $ 21,900
 Interest bearing:
  Transaction                                      19,338     19,216
  Savings                                          56,485     54,157
 Time:
    $100,000 or more                               19,927     18,422
    Other time                                     28,862     28,539
                                                 --------   --------
 Total deposits                                   149,510    142,234
Repurchase agreements                               1,090        665
Other borrowed money                                2,650          0
Accrued interest payable and other liabilities        818        897
Convertible subordinated debentures                 3,840      4,025
                                                 --------   --------
TOTAL LIABILITIES                                $157,908   $147,821
SHAREHOLDERS' EQUITY
 Common stock, $.10 par value, authorized
  4,000,000 shares; Outstanding, 982,755
  and 966,153                                      11,013     10,814
 Retained earnings                                  2,235      1,513
 Unrealized loss on securities available
  for sale (net of tax)                          (    360)  (     65)
                                                 --------   --------
Total shareholders' equity                         12,888     12,262
                                                 --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $170,796   $160,083
                                                 ========   ========
--------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)




PAGE 4 OF 27
CONDENSED CONSOLIDATED STATEMENTS OF INCOME -
California Community Bancshares Corporation
(In Thousands Except Earnings per Common Share)(Unaudited)

                                   --------------------     -------------------
                                   For the Three Months     For the Nine Months
                                    Ended September 30,      Ended September 30,
                                   --------------------     -------------------
                                     1996        1995         1996       1995
                                   ---------   --------     --------   --------
INTEREST INCOME:
 Loans and Loan Fees               $   2,702   $   2,652    $   8,044   $   7,754
  Securities:
   Taxable                               462         279        1,205         832
   Tax Exempt                             87         178          273         539
 Federal Funds Sold                       19          46           73          71
                                   ---------   ---------    ---------   ---------
   Total Interest Income           $   3,270   $   3,155    $   9,595   $   9,196
INTEREST EXPENSE:
 Time Deposits $100,000 or More    $     263   $     256    $     759   $     615
 Other Deposits                          948       1,070        2,783       3,181
 Federal Funds and Repurchase
  Agreements Purchased                    13          15           41          61
 Other Borrowings                         55           0           92           0
 Convertible Subordinated Debt            78          89          234         265
                                   ---------   ---------    ---------   ---------
  Total Interest Expense               1,357       1,430        3,909       4,122
                                   ---------   ---------    ---------   ---------
  NET INTEREST INCOME                  1,913       1,725        5,686       5,074
PROVISION FOR LOAN LOSSES                 69          91          276         221
                                   ---------   ---------    ---------   ---------
  NET INTEREST INCOME AFTER
   PROVISION  FOR LOAN LOSSES          1,844       1,634        5,410       4,853
                                   ---------   ---------    ---------   ---------
OTHER OPERATING INCOME:
 Service Charges on Deposit Accounts     222         210          623         606
 Gain/(Loss) Sale of AFS Securities        5          53            8          74
 Other Fees and Charges                   90         113          407         257
                                   ---------   ---------    ---------   ---------
  Total Other Operating Income           317         376        1,038         937
                                   ---------   ---------    ---------   ---------
OTHER OPERATING EXPENSES:
 Salaries and Employee Benefits          787         772        2,436       2,275
 Occupancy                               279         296          835         869
 Other                                   452         407        1,330       1,232
                                   ---------   ---------    ---------   ---------
  Total Other Operating Expenses       1,518       1,475        4,601       4,376
                                   ---------   ---------    ---------   ---------
INCOME BEFORE PROVISION INCOME TAXES     643         535        1,847       1,414
PROVISION FOR INCOME TAXES               254         178          711         419
                                   ---------   ---------    ---------   ---------
NET INCOME                         $     389   $     357    $   1,136   $     995
                                   =========   =========    =========   =========
NET INCOME PER COMMON SHARE:
 Primary                           $    0.38   $    0.36    $    1.12   $    1.00
                                   =========   =========    =========   =========
 Fully Diluted                     $    0.33   $    0.31    $    0.96   $    0.87
                                   =========   =========    =========   =========
Weighted Average Shares Used to
 Compute Income Per Common and
 Equivalent Shares:
  Primary                          1,025,539   1,003,875    1,013,305     997,387
  Fully Diluted                    1,319,841   1,319,562    1,319,841   1,313,073
---------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)

STATEMENTS OF CASH FLOWS - California Community Bancshares Corporation Nine Months Ended September 30, 1996 and 1995
(Unaudited)(In Thousands)

                                                     -----------------------
                                                         Nine Months Ended
                                                            September 30,
                                                     -----------------------
                                                       1996            1995
                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                          $  1,136       $    995
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation and Amortization                          476            444
   Provision for Loan Losses                              276            221
   Net Gain on the Sale of Securities                (      8)      (     74)
   Loss (Gain) on the Sale of Premises and Equipment (      7)             0
   Effect of Changes in:
    Interest Receivable and Other Assets             (     79)      (    240)
    Interest Payable and Other Liabilities           (     79)            72
                                                     --------       --------
Net Cash Provided by Operating Activities               1,715          1,418
                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of Available-for-sale Securities          (  8,621)      ( 14,570)
 Proceeds from Sales of Available-for-sale Securities       0         13,261
 Proceeds from Maturities, Calls or Repayments of
  Available-for-sale Securities                         2,598            949
 Purchases of Held to Maturity Securities                   0       (  1,457)
 Proceeds from Maturity of Held to Maturity Securities      0          1,330
 Net Change in Loans Receivable                      (  3,260)      (    128)
 Proceeds from Sales of Other Real Estate Owned            32       (      4)
 Purchases of Premises and Equipment                 (    338)      (    491)
 Proceeds from Sales of Premises and Equipment             14             14
 Change in Investments in Real Estate Development           7            421
                                                     --------       --------
Net Cash Provided (Used) by Investing Activities     (  9,568)      (    675)
                                                     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Change in Deposits:
  Non-interest Bearing                                  2,998       (    272)
  Interest-bearing                                      4,278       (    312)
 Net Change in Repurchase Agreements                      425          1,954
 Proceeds from:
      Issuance (Conversion) of Convertible Debt      (    185)             0
 Net Change in Other Borrowings                         2,650              0
 Cash Dividends Paid                                 (    414)      (    360)
 Cash Proceeds from Debenture Conversion                  185              0
 Cash Proceeds from Stock Options Exercised                14            109
                                                     --------       --------
Net Cash  Provided by Financing Activities              9,951          1,119
                                                     --------       --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS             2,098          1,862
CASH AND CASH EQUIVALENTS:
 Beginning of Year                                     11,261          7,347
                                                     --------       --------
 End of Period                                       $ 13,359       $  9,209
                                                     ========       ========
ADDITIONAL INFORMATION:
 Cash Payments
  Income Tax Payments                                $    513       $    510
                                                     ========       ========
  Interest Payments                                  $  4,010       $  4,149
                                                     ========       ========
-----------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF IN CHANGES IN SHAREHOLDERS' EQUITY California Community Bancshares Corporation
(Unaudited)(In Thousands, Except Number of Shares)

                        ------------------------------------------------------
                           Common Stock                  Unrealized
                        --------------------             Loss on
                                                         Investment
                        Number of                        Securities   Share -
                        Shares                Retained   Available    holders'
                        Outstanding  Amount   Earnings   For Sale     Equity
                        -----------  -------  --------   ----------   -------
Balance at
 December 31, 1995          966,153  $10,814  $  1,513   ($      65)  $12,262

 Stock Options Exercised      2,094       14                               14
 Stock Debentures
    Converted                14,508      185                              185
 Cash Dividend
    on Common Stock                           (    414)               (   414)
 Change in Unrealized
    Loss - Investment
    Securities AFS                                       (      295)  (   295)
 Net Income,
   September 30, 1996                            1,136                  1,136
                        -----------  -------   -------   ----------   -------
 Balance at
   September 30, 1996       982,755  $11,013   $ 2,235   ($     360)  $12,888
                        ===========  =======   =======   ==========   =======
------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- September 30, 1996

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of California Community Bancshares Corporation (the Company) include the accounts of the Company and its subsidiary Bank, Continental Pacific Bank. Significant intercompany items and transactions have been eliminated. Such financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the
information presented not misleading.   For further information, refer to the
consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

OVERVIEW

      The company earned $389,000 in the third quarter of 1996 and $1,136,000 for the nine months ended September 30, 1996. The current quarter's income was 9.0% higher than the $357,000 reported in the same quarter last year while the 1996 year to date income is 14.2% higher than the $995,000 reported in the first nine months of 1995. Fully diluted earnings per share for the current quarter increased to $.33 from $.31 in the third quarter of 1995. Fully diluted earnings per share for the first nine months of 1996 was $.96 versus $.87 for the same period last year.

      In the first nine months of 1996, net income before taxes increased $433,000 or 30.6% over the amount generated in the first nine months of 1995. Net interest income and other operating income improved by 12.1% and 10.8%, respectively over the same period last year while other operating expenses increased 5.1%. Net interest income increased by $612,000 as average rates received on interest earning assets increased while average rates paid on interest bearing liabilities decreased. Increased average balances in interest earning assets added significantly to interest income while the change in mix of average balances of interest-bearing deposits more than offset increased average balances of borrowed funds reducing interest expenses. Net interest margin was 5.21% for the first nine months of 1996 compared to 4.79% in the same period the previous year. Other operating income increased by $101,000 or 10.8% over the figure reported in the same period last year. Other fees and charges, primarily fees from the sale of Small Business Administration (SBA) loans and fees from the sale of Mortgage loans, accounted for a substantial portion of this increase. Other operating expense increased by $225,000 attributed mainly to a $161,000 increase in salaries and employee benefits.

      Net income before taxes increased $108,000 or 20.2% in the third quarter of 1996 over the amount reported in the third quarter of 1995. Net interest income improved by 10.9% over the same quarter's performance last year while other operating income declined by 15.7% and other operating expenses increased 2.9%. Net interest income increased by $188,000 as average rates received on interest earning assets declined by 5 basis points while average rates paid on interest bearing liabilities declined by 32 basis points. Increased average balances in interest earning assets added significantly to interest income while increased average balances of other borrowings slightly increased interest expenses. Net interest margin was 5.06% in the third quarter of 1996 compared to 4.76% in the same period the previous year. Other operating income decreased by $59,000 or 15.7% from the figure reported in the same quarter last year. Other fees and charges, primarily reduced fees from the sale of Mortgage loans, accounted for a substantial portion of this change. Other operating expense increased by $43,000 attributed to a $45,000 increase in legal fees associated with the purchase of a Branch of Tracy Federal Savings Bank. This transaction will be discussed further under Subsequent Events.

      Assets of the Company totalled $170.8 million at September 30, 1996, a $10.7 million increase over the 1995 end of year figure. A $7.3 million increase in deposits and a $2.7 million increase in borrowed funds funded a $1.5 million increase in Federal Funds Sold, a $5.6 million increase in investments and a $3.0 million increase in loans.

      Return on Average Assets (ROA) was .93% and Return on Average Equity
(ROE) was 12.03% in the first nine months of 1996. For the same period in 1995, these ratios were .84% and 11.84%, respectively.

      Return on Average Assets (ROA) was .93% and Return on Average Equity
(ROE) was 12.22% in the third quarter of 1996. For the same period in 1995, these ratios were .89% and 12.36%, respectively. At September 30, 1996, the Company had a leverage capital ratio of 7.92%, a Tier 1 risk-based capital ratio of 10.18% and a total risk-based capital ratio of 13.99%. These compare to 7.75%, 9.65% and 13.71%, respectively at December 31, 1995.

      On May 14, 1996, the Bank entered into a Purchase and Assumption Agreement (the "Agreement") with Tracy Federal Bank, F.S.B., a Federal Savings Bank ("Tracy"). The Agreement provides for the Bank to acquire the Concord, California branch office of Tracy. This acquisition, which was consummated on October 12, 1996 is consistent with the Company's strategic plan to expand the Bank's deposit and lending activities into contiguous markets. If the transaction were consummated as of September 30, 1996, the Bank's deposits and assets would increase by approximately ten percent (10%) and nine percent (9%), respectively, from September 30, 1996 levels. Pursuant to the Agreement, only saving secured loans were purchased by the Bank, and a 4% premium ($610,000) was paid on October 12, 1996 for the branch's adjusted deposits. Applications seeking approval of the transaction were filed with the FDIC, the OTS and the California Superintendent of Banks. The transaction was approved by these regulatory bodies on August 14, 1996, July 23, 1996 and August 28, 1996, respectively.

      The following tables provide a summary of the major elements of income and expense for the third quarter of 1996 compared with the third quarter of 1995 as well as 1996 year to date income components compared to 1995 year to date figures.

CONDENSED COMPARATIVE INCOME STATEMENT
California Community Bancshares Corporation
(In Thousands, Except Earnings per Common Share)

                                 ------------------      -------------------
                                    Three Months             % Change
                                 Ended September 30,     Increase (Decrease)
                                  ------------------      -------------------

                                   1996        1995
                                 ------      ------
Interest Income                  $3,270      $3,155              3.6%
Interest Expense                  1,357       1,430            ( 5.1 )
                                 ------      ------
Net Interest Income               1,913       1,725             10.9
Provision for Loan Losses            69          91            (24.2)
                                 ------      ------
 Net Interest Income after
  Provision for Loan Losses       1,844       1,634             12.9
Other Operating Income              317         376            (15.7)
Other Operating Expenses          1,518       1,475              2.9
                                 ------      ------
Income Before Income Taxes          643         535             20.2
 Provision for Income Taxes         254         178             42.7
                                 ------      ------
 Net Income                      $  389      $  357              9.0
Primary Earnings per Share       $ 0.38      $ 0.36              5.6
Fully Diluted Earnings per Share $ 0.33      $ 0.31              6.5%

-----------------------------------------------------------------------------

CONDENSED COMPARATIVE INCOME STATEMENT
California Community Bancshares Corporation
(In Thousands, Except Earnings per Common Share)

                                 ------------------      -------------------
                                     Nine Months              % Change
                                 Ended September 30,     Increase (Decrease)
                                 ------------------      -------------------
                                   1996        1995
                                 ------      ------
Interest Income                  $9,595      $9,196                 4.3%
Interest Expense                  3,909       4,122               ( 5.2 )
                                 ------      ------
Net Interest Income               5,686       5,074                12.1
Provision for Loan Losses           276         221                24.9
                                 ------      ------
 Net Interest Income after
     Provision for Loan Losses    5,410       4,853                11.5
Other Operating Income            1,038         937                10.8
Other Operating Expenses          4,601       4,376                 5.1
                                 ------      ------
Income Before Income Taxes        1,847       1,414                30.6
 Provision for Income Taxes         711         419                69.7
                                 ------      ------
 Net Income                      $1,136      $  995                14.2
Primary Earnings per Share       $ 1.12      $ 1.00                12.0
Fully Diluted Earnings per Share $ 0.96      $ 0.87                10.3%
-----------------------------------------------------------------------------

NET INTEREST INCOME / NET INTEREST MARGIN

      Net interest income represents the excess of interest and fees earned on interest-earning assets over interest paid on deposits and borrowed funds.
Net interest margin is net interest income expressed as a percentage of average interest earning assets. Net interest income comprises the major portions of the Company's revenue.

      In the nine months ended September 30, 1996, interest income increased $399,000 or 4.3% over the same period last year. Higher rates earned on the loan portfolio combined with increased average loan balances and increased average total securities balances were the major factors contributing to this increase. Rates earned on loans averaged 9.70% in the first nine months of 1996, 23 basis points or 2.4% higher than the average of 9.47% in the first nine months of 1995. Loan balances (Net of Reserve for Loan Losses and Deferred Fees) averaged $110.8 million in the nine months ended September 30, 1996, $1.3 million higher than average net loan balances of $109.5 in the first nine months of 1995. Year to date, 1996, total securities (taxable securities, nontaxable securities and federal funds sold) averaged $35.0 million compared to $32.3 million in the year ago period. Higher loan rates and loan volume in the current period contributed $290,000 of the above increase while the remaining $109,000 was derived from higher security interest income.

      In the first nine months of 1996, interest expense declined by $213,000 or 5.2% from the same period last year. Interest paid on time deposits declined by $34,000 or 1.8% as average time deposit balances increased by $1.0 million offset by a decline in average interest rates paid from 5.36% to 5.14%. Average money management balances on the other hand declined in the first nine months of 1996 when compared to the same period last year by $1.8 million while the rate paid fell by 57 basis points to 4.47%. This reduction in average balances and average rate paid on money management accounts accounted for a $226,000 reduction in interest expense. Increased average balances of other borrowings offset somewhat by reduced average balances of Federal Funds Purchased and Subordinated Debentures produced a $37,000 increase in interest expense. Together these changes accounted for 99% of the change in interest expense.

      The combined effect of the increase in interest income and the decrease in interest expense in the first nine months of 1996 versus the first nine months of 1995 resulted in an increase of $612,000 in net interest income. Net interest margin increased 42 basis points from 4.79% to 5.21%.

      In the quarter ended September 30, 1996, interest income increased $115,000 or 3.6% over the same period last year. Higher rates earned on loans combined with increased average loan balances and increased average total securities balances were the major factors contributing to this increase. Rates earned on loans averaged 9.58% in the third quarter of 1996, 6 basis points or 3.5% higher than the average of 9.52% in the third quarter of 1995. Loan balances (Net of Reserve for Loan Losses and Deferred Fees) averaged $112.2 million in the third quarter of 1996, $1.7 million higher than average net loan balances of $110.5 in the third quarter of 1995. In the current quarter total securities (taxable securities, nontaxable securities and federal funds sold) averaged $38.1 million compared to $33.3 million in the year ago period. Higher loan rates and loan volume in the current quarter contributed $50,000 of the above increase while the remaining $65,000 was derived from higher security interest income.

      In the third quarter of 1996, interest expense declined by $73,000 or 5.1% from the same period last year. Interest paid on time deposits declined by $93,000 or 13% as average time deposit balances declined by $1.4 million and average interest rates paid fell from 5.68% in the third quarter of 1995 to 5.09% in the current quarter. Average money management balances also declined in the third quarter of 1996 when compared to the same period last year by $.3 million while the rate paid dropped by 25 basis points to 4.57%. This reduction in average balances and rate paid on money management accounts accounted for an additional $29,000 reduction in interest expense. The above declines in deposit balances were more than offset by a $1.7 million increase in lower cost NOW accounts, $.9 million increase in savings and money market accounts and a $2.7 million increase in other borrowings from the Federal Home Loan Bank. These funds were borrowed at a fixed rate to fund fixed rate loans for similar terms. These borrowings, which increased interest expense by $55,000, along with other minor changes in interest expense resulted in the over all reduction in interest expense of $73,000.

      The combined effect of the increase in interest income and the decrease in interest expense in the third quarter of 1996 versus the third quarter of 1995 resulted in an increase of $188,000 in net interest income. Net interest margin increased 30 basis points from 4.76% to 5.06%.

      The following tables provide summaries of the components of interest income, interest expense and net interest margins on earning assets for the three months and nine months ended September 30, 1996 versus the same periods in 1995.
































Page 12 of 27
ANALYSIS OF CHANGES IN NET INTEREST MARGIN ON AVERAGE EARNINGS ASSETS California Community Bancshares Corporation - (In Thousands)

                                                    Three Months Ended
                              -----------------------------------------------------
                                 September 30, 1996          September 30, 1995
                              ------------------------    -------------------------
                                         Int.    Avg.                Int.    Avg.
                               Average   Earned  Yield     Average   Earned  Yield
                              Balance(F1)/Paid   /Rate    Balance(F1)/Paid   /Rate
                              --------   ------  -----    --------   ------  -----
ASSETS:
Interest Earning Assets
Federal Funds Sold            $  1,511   $   19   5.00%   $  3,270   $   46   5.58%
Taxable Investment Sec.(F2)     30,169      462   6.09      17,186      273   6.30
Nontaxable Investment Secr.(F3)  6,427       87   5.38      12,829      184   5.69
Loans, Net (F4)(F5)            112,210    2,702   9.58     110,547    2,652   9.52
                              --------   ------  -----    --------   ------  -----
Total Interest Earning Assets  150,317    3,270   8.65     143,832    3,155   8.70
Cash and Due from Banks          8,576                       8,017
Premises and Equipment, Net      2,106                       2,178
Investment in Development
 Ventures                        4,526                       4,642
Accrued Interest Receivable
And Other Assets                 1,778                       2,104
                              --------                    --------
Total Average Assets          $167,303                    $160,773
                              ========                    ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing Liabilities:
Interest-bearing Now Accounts   19,667       64   1.29      18,027       57   1.25
Savings Deposits and MMDA       17,768      101   2.26      16,920      102   2.39
Money Management                37,176      427   4.57      37,522      456   4.82
Time Deposits                   28,458      356   4.98      32,307      455   5.59
Time Deposits over $100,000     19,899      263   5.26      17,441      257   5.85
Federal Funds Purchased             22        0   0.00         111        2   7.15
Security Repurchase Agreements   1,027       13   5.04         902       12   5.28
Other Borrowings                 2,650       55   8.26           0        0   0.00
Subordinated Debentures          3,858       78   8.04       4,025       89   8.77
                              --------   ------  -----    --------   ------  -----
Total Average Interest-
 Bearing Liabilities           130,525    1,357   4.14     127,254    1,430   4.46
Noninterest-bearing
 Demand Deposits                23,722                      21,498
Accrued Interest Payable and
 Other Liabilities                 334                         466
                              --------   ------  -----    --------   ------  -----
Total Average Liabilities     $154,581   $1,357   3.49%   $149,218   $1,430   3.80%
                              ========                    ========
Total Average Equity            12,722                      11,555
Total Average Liabilities and
 Shareholders' Equity          167,303                     160,773
Net Interest Rate Spread (F6)                     4.52%                       4.24%
Net Interest Income                      $1,913                      $1,725
Net Interest Margin (F7)                   5.06%                       4.76%
-----------------------------------------------------------------------------------------

(F1)   Average balances are computed principally on the basis of daily balances.
(F2) The taxable securities yield is computed by dividing interest income (annualized on an actual day basis) by average historical cost.
(F3) The tax equivalent yield on the nontaxable investment securities was 7.83% in 1996 and 8.26% in 1995.
(F4)   Nonaccrual loans are included
(F5) Interest income on loans includes fees on loans of $48,000 in 1996 and $152,000 in 1995.
(F6) Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities
(F7) Net interest margin is computed by dividing net interest income by total average earning assets.

Page 13 of 27
ANALYSIS OF CHANGES IN NET INTEREST MARGIN ON AVERAGE EARNINGS ASSETS California Community Bancshares Corporation - (In Thousands)

                                                    Nine Months Ended
                              -----------------------------------------------------
                                 September 30, 1996          September 30, 1995
                              ------------------------    -------------------------
                                         Int.    Avg.                Int.    Avg.
                               Average   Earned  Yield     Average   Earned  Yield
                              Balance(F1)/Paid   /Rate    Balance(F1)/Paid   /Rate
                              --------   ------  -----    --------   ------  -----
ASSETS:
Interest Earning Assets
Federal Funds Sold            $  1,935   $   73   5.04%   $  1,639   $   71   5.79%
Taxable Investment Secr.(F2)    26,344    1,205   6.11      17,708      832   6.28
Nontaxable Investment Secr.(F3)  6,745      273   5.41      12,909      539   5.58
Loans, Net (F4)(F5)            110,805    8,044   9.70     109,476    7,754   9.47
                              --------   ------  -----    --------   ------  -----
Total Interest Earning Assets  145,829    9,595   8.79     141,732    9,196   8.67
Cash and Due from Banks          8,561                       7,268
Premises and Equipment, Net      2,158                       2,271
Investment in Development
 Ventures                        4,562                       4,674
Accrued Interest Receivable
And Other Assets                 1,933                       1,831
                              --------                    --------
Total Average Assets          $163,043                    $157,776
                              ========                    ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing Liabilities:
Interest-bearing Now Accounts   19,180      186   1.30      17,846      169   1.27
Savings Deposits and MMDA       17,185      299   2.32      17,535      310   2.36
Money Management                37,450    1,252   4.47      39,234    1,478   5.04
Time Deposits                   27,872    1,046   5.01      30,647    1,224   5.34
Time Deposits over $100,000     19,024      759   5.33      15,222      615   5.40
Federal Funds Purchased            106        4   5.04         581       28   6.44
Security Repurchase Agreements     980       37   5.04         820       33   5.38
Other Borrowings                 1,628       92   7.55           0        0   0.00
Subordinated Debentures          3,950      234   7.91       4,025      265   8.80
                              --------   ------  -----    --------   ------  -----
Total Average Interest-
 Bearing Liabilities           127,375    3,909   4.10     125,910    4,122   4.38
Noninterest-bearing
 Demand Deposits                22,889                      20,509
Accrued Interest Payable and
 Other Liabilities                 188                         148
                              --------   ------  -----    --------   ------  -----
Total Average Liabilities     $150,452   $3,909   3.47%   $146,567   $4,122   3.76%
                              ========                    ========
Total Average Equity            12,591                      11,209
Total Average Liabilities and
Shareholders' Equity           163,043                     157,776
Net Interest Rate Spread (F6)                     4.69%                       4.30%
Net Interest Income                      $5,686                      $5,074
Net Interest Margin (F7)                   5.21%                       4.79%
-----------------------------------------------------------------------------------------

(F1)   Average balances are computed principally on the basis of daily balances.
(F2) The taxable securities yield is computed by dividing interest income (annualized on an actual day basis) by average historical cost.
(F3) The tax equivalent yield on the nontaxable investment securities was 7.86% in 1996 and 8.10% in 1995.
(F4)   Nonaccrual loans are included
(F5) Interest income on loans includes fees on loans of $344,000 in 1996 and $392,000 in 1995.
(F6) Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities
(F7) Net interest margin is computed by dividing net interest income by total average earning assets.

     The tax equivalent yield is calculated by dividing the adjusted yield by 1 minus the Federal Tax Rate. The adjusted yield is determined by subtracting the tefra penalty from the unadjusted nontaxable investment yield. The tefra penalty is found by dividing total interest expense (annualized) by average assets and multiplying the result by 20% (tefra disallowed) and 34% (Federal Tax Rate).



ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSE California Community Bancshares Corporation - (In Thousands)

                                   -------------------------------------
                                   Three Months Ended September 30, 1996
                                          over September 30, 1995
                                   -------------------------------------
                                   Increase(decrease) Due to Change in:
                                   -------------------------------------
                                   Volume(F3)  Yield/Rate        Total
                                   ------      ----------        -----
Federal Funds Sold                 $(  22)         ($  5)        ($ 27)
Taxable Investment Securities         198          (   9)          189
Nontaxable Investment Securities    (  87)         (  10)        (  97)
Loans, Net (F1)(F2)                    33             17            50
                                   ------      ----------        -----
Total Interest Income                 121          (   6)          115
Interest-bearing Now Accounts           5              2             7
Savings Deposits and MMDA               5          (   6)        (   1)
Money Management                    (   5)         (  24)        (  29)
Time Deposits                       (  50)         (  49)        (  99)
Time Deposits over $100,000            32          (  26)            6
                                   ------      ----------        -----
Total Interest Expense on Deposits  (  14)         ( 102)        ( 116)
Federal Funds Purchased             (   0)         (   2)        (   2)
Security Repurchase Agreements          2          (   1)            1
Other Borrowings                       55              0            55
Subordinated Debentures             (   4)         (   7)        (  11)
                                   ------      ----------        -----
Total Interest Expense                 39          ( 112)        (  73)
                                   ------      ----------        -----
Net Interest Income                 $  82          $ 106         $ 188
                                   ======      ==========        =====
-----------------------------------------------------------------------------

(F1)   Nonaccrual loans are included
(F2) Interest income on loans includes fee income on loans of $48,000 in 1996 and $152,000 in 1995.
(F3)   Changes not due solely to rate change have been allocated to volume.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSE California Community Bancshares Corporation - (In Thousands)

                                   -------------------------------------
                                   Nine Months Ended September 30, 1996
                                          over September 30, 1995
                                   -------------------------------------
                                   Increase(decrease) Due to Change in:
                                   -------------------------------------
                                   Volume(F3)  Yield/Rate        Total
                                   ------      ----------        -----
Federal Funds Sold                  $   5          ($  3)        $   2
Taxable Investment Securities         381          (   8)          373
Nontaxable Investment Securities    ( 260)         (   6)        ( 266)
Loans, Net (F1)(F2)                   228             62           290
                                   ------      ----------        -----
Total Interest Income                 353             46           399
Interest-bearing Now Accounts          16              1            17
Savings Deposits and MMDA           (   9)         (   2)        (  11)
Money Management                    ( 170)         (  56)        ( 226)
Time Deposits                       ( 153)         (  25)        ( 178)
Time Deposits over $100,000           147          (   3)          144
                                   ------      ----------        -----
Total Interest Expense on Deposits  ( 170)         (  84)        ( 254)
Federal Funds Purchased             (  22)         (   2)        (  24)
Security Repurchase Agreements          5          (   1)            4
Other Borrowings                       92              0            92
Subordinated Debentures             (  22)         (   9)        (  31)
                                   ------      ----------        -----
Total Interest Expense              ( 117)         (  96)        ( 213)
                                   ------      ----------        -----
Net Interest Income                 $ 470          $ 142         $ 612
                                   ======      ==========        =====
-----------------------------------------------------------------------------

(F1)   Nonaccrual loans are included
(F2) Interest income on loans includes fee income on loans of $344,000 in 1996 and $392,000 in 1995.
(F3)   Changes not due solely to rate change have been allocated to volume.


PROVISION FOR LOAN LOSSES

      In the third quarter of 1996, the company provided $69,000 for loan losses versus $91,000 in the same period last year. This provision increased the 1996 year to date provision to $276,000 versus $221,000 for the first nine months of 1995. The provision along with loan growth and net loan charge-offs reduced the allowance for loan losses to loans receivable at September 30, 1996 to .98% from 1.06% at September 30, 1995 and 1.04% at December 31, 1995.
Management's ongoing evaluation of the loan portfolio includes an analysis of loan volume, loan mix and the level of nonperforming loans. Since year end 1995 nonperforming loans have declined by $990,000. Through this analysis management determined that the balance of $1,116,000 in the allowance for loan losses should be adequate to absorb losses inherent in the loan portfolio.

OTHER OPERATING INCOME

      Total other operating income in the third quarter of 1996 declined $59,000 or 15.7% over the same period last year but increased $101,000 or 10.8% for the first nine months of 1996 over the first nine months of 1995. Income from service charges on deposit accounts remained somewhat constant at $623,000 and $606,000 in the first nine months of 1996 and 1995, respectively. Gain on sale of available for sale securities declined from $74,000 in the first nine months of 1995 to $8,000 in the first nine months of 1996. The significant increases occurred in other fees and charges. The sale of SBA loans generated fee income of $99,000 in the first nine months of 1996 versus zero the prior year as this is a new activity for the Bank in 1996. Fee income on the sale of 1-4 family mortgages increased by $23,000 from $97,000 in the first nine months of 1995 to $120,000 in the current year to date period.

      Income from services charges on deposit accounts also remained somewhat constant at $222,000 and $210,000 in the third quarter of 1996 and 1995, respectively. Gain on sale of available securities declined from $53,000 in the third quarter of 1995 to $5,000 in the third quarter of 1996. Other fees and charges also declined in the current period compared to the same quarter last year. Fee income on the sale of 1-4 family mortgages decreased by $30,000 from $48,000 in the third quarter of 1995 to $18,000 in the current quarter. Fee income from the sale of SBA loans amounted to an increase by $5,000 in the current quarter and somewhat offset the decline in mortgage fee income. Together, these changes in fees earned accounted for most of the $23,000 reduction in other fees and charges. These activities are expected to continue to generate fee income in the future.

OTHER OPERATING EXPENSE

      Other operating expenses for the first nine months of 1996 increased by $225,000 or 5.1% over the figure reported for the same nine-month period last year. In the first nine months of 1996 salaries and benefits accounted for $161,000 of this increase. Approximately $74,000 of this increase was in the area of officer salaries, due to normal salary increases, the addition of an officer to oversee the new business manager program and higher loan commissions paid as a function of higher loan production. Another $15,000 was due to higher mortgage commissions as mortgage volume and fees increased. The Bank has a number of bonus programs tied to the net profit of the branches as well as the overall Bank. With year to date income up 14.2% in the first nine months of 1996, accrued bonuses accounted for approximately $46,000 of the increase in salaries. Normal salary increases, increased payroll taxes and other sundry categories accounted for the remaining increases.

      Occupancy expense declined by $34,000 in the first nine months of 1996 compared to the same period the year before. Net rental income from the company's commercial office building which is deducted from occupancy expense accounted for $19,000 of this decrease. Other expenses increased by $98,000 mainly due to increased legal and accounting expenses associated to the formation of the holding company and the potential purchase of a branch in Contra Costa County.

      Other operating expenses increased by $43,000 or 2.9% over the same quarter last year. In the third quarter of 1996 salaries and benefits accounted for $15,000 of this increase. Normal salary increases and increased bonuses and commission contributed to the increase.

      Occupancy expense declined by $17,000 in the third quarter of 1996 compared to the same quarter the year before. Net rental income from the company's commercial office building which is deducted from occupancy expense accounted for $7,000 of this quarter's decrease. Other expenses increased by $45,000 mainly due to increased legal expenses associated with the potential purchase of a branch in Contra Costa County. For the current quarter other operating expense totalled $1,518,000 or 3.63% of average assets. For the nine months ended September 30, 1996 this ratio was 3.76%. Management continually reviews and attempts to minimize these expenses. It is the goal of the company to reduce the overhead ratio to 3.5%.

PROVISION FOR INCOME TAXES
      The Company recorded a $254,000 provision for income taxes in the third quarter of 1996, which was $76,000 higher than the tax provision recorded in the same quarter last year. For the first nine months of 1996, the company provided for $711,000 in income taxes versus $419,000 in the first nine months of 1995. Taxes were higher in both periods due to higher earnings as well as lower tax exempt income from tax-exempt securities. The effective tax rate for the current period was 39.5% and 38.5% for the year to date period versus 33.3% and 29.6% in the same periods last year. The Company does not anticipate increasing its holding of tax-exempt securities in the near future.

LOANS
      As of September 30, 1996, net loan balances had increased by $3.0 million from year end 1995 totals. The composition of loans also changed significantly in the first nine months of 1996. Construction and land development loans declined by $2.8 million while equity loans, loans secured by 1-4 first liens, loans secured by commercial real estate and commercial and industrial loans increased by $1.7 million, $2.2 million, $1.5 million and $.7 million, respectively. All other categories had a net decline of $.3 million. The Bank's largest loan category, real estate mortgage loans constituted 70.4% of total loans outstanding at December 31, 1995 and 72.4% at September 30, 1996. Loan growth is an intragal component of improved earnings. Management is continually marketing its loan products. In the current competitive market, pricing has become much more flexible while loan underwriting standards have been maintained.

SECURITIES

      At September 30, 1996, securities available-for-sale had a fair market value of $35,445,000 with an amortized cost basis of $36,065,000. This represents a $5,665,000 increase from the year end 1995 figure. Short term U.S. Treasury Bonds accounted for $4.0 million of this increase, while U.S. Agency Bonds increased $3.6 million and mortgage backed securities issued by U.S. Agencies declined by $1.2 million. Securities issued by states and political subdivisions in the United States also declined by .5 million in the first nine months of 1996. The portfolio at market value now consists of approximately $4.0 million U.S. Treasuries, $13.5 million U.S. Agency bonds, $6.5 million in securities issued by states and political subdivision in the U.S., $11.0 million in mortgage backed securities and $.5 million in Federal Home Loan Bank stock. Approximately 48% of the debt security portfolio is floating rate, tied to either the 11th District Cost of Funds Index, the one-year constant maturity treasury index or prime rate. With an overall increase in interest rates, September 30, 1996 compared to December 31, 1996, along with a 19% increase in the AFS security portfolio, the unrealized loss on securities available for sale increased from $111,000 to $620,000. Although the tax affected unrealized loss is a component of shareholders equity, this figure is excluded from the calculation of regulatory capital ratios. The security portfolio continues to be a good source of both liquidity and income.

NONPERFORMING ASSETS

      As shown in the following table, total nonperforming assets have dramatically improved declining $1,022,000 since year end, and by $1,250,000, since September 30, 1995. More significantly is the fact that nonaccrual loans declined by $968,000 while accruing loans past due 90 days decreased by $12,000. At September 30, 1996, nonperforming assets represented .44% of total assets while the ratio of allowance for loan losses to nonperforming loans is 183.86%. Management continues to make a concerted effort to reduce problem and potential problem loans to reduce risk of loss.

                                                  -------------   ------------
                                                  September 30,   December 31,
                                                      1996            1995
                                                  -------------   ------------
Nonaccrual Loans                                    $     81      $   1,049
Accruing Loans past Due 90 Days or More                   66             78
Restructured Loans
 (In Compliance with Modified Terms)                     460            470
                                                  -------------   ------------
 Total Nonperforming Loans                               607          1,597
Other Real Estate Owned                                  150            182
                                                  -------------   ------------
 Total Nonperforming Assets                              757          1,779
                                                  =============   ============
Total Loans, End of Period                           113,909        111,124
Total Assets, End of Period                          170,796        160,083
Allowance for Loan Losses                           $  1,116      $   1,158

Nonperforming Loans to Total Loans                      0.53%          1.44%
Allowance for Loan Losses to Nonperforming Loans      183.86%         72.51%
Nonperforming Assets to Total Assets                    0.44%          1.11%
Allowance for Loan Losses to Nonperforming Assets     147.42%         65.09%

ALLOWANCE FOR LOAN LOSSES

      The Bank maintains its allowance for loan losses at a level considered by management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. This determination includes an evaluation and analysis of historical experience, current loan mix and volume, as well as current and projected economic conditions.

      The following table presents information concerning the allowance and provision for loan losses.

                                             -------------    -------------
                                             September 30,    September 30,
                                                  1996            1995
                                             -------------    -------------
Balance at December 31, 1995 & 1994               $  1,158         $  1,108
Provision Charged to Operations                        276              221
Loans Charged off                                      345              159
Recoveries of Loans Previously Charged off              27                8
                                             -------------    -------------
Balance, End  of Period                              1,116            1,178
Total Loans, End of Period                        $113,909         $111,013
Allowance for Loans Losses to
 Loans, End of Period                                 0.98%            1.06%

LIQUIDITY

      Liquidity is measured by various ratios, The most common being the liquidity ratio of cash, time deposits in other banks, Federal Funds sold, and investment securities as compared to total deposits. At September 30, 1996, this ratio was 32.6%.

      The Bank also manages its interest rate sensitivity. The Bank believes that keeping overall risks at a low level achieves optimal performance. The objective is to control risks and produce consistent, high quality earnings independent of fluctuating interest rates. Specifically, for a 1% change in the federal funds rate, net interest income (NII) should not change by more than 5% and for a 2% change in the federal funds rate, NII should not change by more than 10%. The Bank measures its interest rate sensitivity with the "ALX" asset liability simulation model. The model analyzes the mix and repricing characteristics of interest rate sensitive assets and liabilities using multipliers (how interest rates change when Federal Funds rate changes by 1%) and lags (time it takes for rates to change after Federal Funds rate changes).

      At September 30, 1996, the "ALX" model showed the Bank was moderately liability sensitive with a NII exposure of $130,000 or 1.7% for a 1% increase in the Federal Funds rate and a $534,000 or 7% exposure in NII for a 2% increase.

EQUITY

      As a result of the $1,136,000 earned in first nine months of 1996, the $199,000 sale of common stock from the exercise of stock options and conversion of debentures and the payment of $414,000 in dividends, the following capital levels and ratios were obtained as of September 30, 1996. The following table also includes the regulatory capital minimums to be considered well capitalized.

                            -----------------     -------------------
                                 Actual             Well-Capitalized
                                                          Ratio
                            -----------------     -------------------
Leverage                    $ 13,248    7.92%       $   8,365   5.00%
Tier One Risk-based           13,248   10.18            7,809   6.00
Total Risk-based              18,204   13.99           13,015  10.00
Risk  Weighted Asset         130,153
Average Total Assets         167,303

     PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

   None of the Corporation, the Bank or Conpac is a party to or the subject of, or is any of their property the subject of, any material pendng legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation.

ITEM 2 - CHANGES IN SECURITIES

   The rights of the holders of registered securities have not been materially modified.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

   There has not been any material default in (1) payment of principal, interest, a sinking or purchase fund installment, or (2) any other material default not cured within 30 days, regarding any indebtedness exceeding 5% of the total assets of the registrant or any of its significant subsidiaries.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There has not been any matter submitted to a vote of security holders for the third quarter ending September 30, 1996.

ITEM 5 - OTHER INFORMATION

     SUBSEQUENT EVENTS - as reported on Form 8-K

     On October 12, 1996, the Bank consummated the purchase of the Concord Branch of Tracy Federal Savings Bank. The assets purchased consisted of Cash on Hand, negative balance transaction accounts, savings secured loans and corresponding accrued interest, leasehold improvements and personal property. These assets totalled $210,000. The liabilities assumed consisted of Branch Deposits and accrued interest of $15,484,000. The consideration which was 4% of adjusted deposits amounted to $610,000. Of this amount $550,000 is considered goodwill and will be amortized over 15 years. Due to the low overall cost structure of this branch the immediate negative impact on earnings should be minimal. As this branch generates loans, the purchase should increase overall income.

ITEM 6 - EXHIBITS AND REPORTS OF FORM 8-K

   A)   Exhibits

        See Index to Exhibits on page ___21____ of this Quarterly Report on Form 10-QSB, which is incorporated herein by reference.


   B)   Reports on Form 8-K

        A Form 8-K was filed by the Corporation on October 25, 1996.






Page 21 of 27
                        INDEX TO EXHIBITS

                                                                Sequentially
Exhibit                                                         Numbered
No.      Exhibit                                                Page
-------  -----------------------------------------------------  ------------

2.1      Plan of Reorganization and Merger Agreement, dated             *
         February 22, 1996 are incorporated by reference from the Corporation's 1995 Annual Report on Form 10-KSB filed on March 29, 1996.

3.1      Certificate of Incorporation of Registrant, dated              *
         October 5, 1995 are incorporated by reference from the Corporation's 1995 Annual Report on Form 10-KSB filed on March 29, 1996.

3.2      By-laws of Registrant are incorporated by reference            *
         from the Corporation's 1995 Annual Report on Form
         10-KSB filed on March 29, 1996.

4.1      Indenture, dated as of April 16, 1993, between                 *
         Continental Pacific Bank and U.S. Trust Company of
         California, N.A. are incorporated by reference from the Corporation's 1995 Annual Report on Form 10-KSB filed on March 29, 1996.

4.2      First Supplemental Indenture, dated as of October 20,          *
         1995, Amending Indenture dated as of April 16, 1993, between Continental Pacific Bank and U.S. Trust Company of California, N.A. are incorporated by reference from the Corporation's 1995 Annual Report on Form 10-KSB filed on March 29, 1996.

4.3      Second Supplemental Indenture, dated as of February 29,        *
         1996, Amending Indenture dated as of April 16, 1993, between Continental Pacific Bank, California Community
         Bancshares Corporation and U.S. Trust Company of
         California, N.A. are incorporated by reference from the Corporation's 1995 Annual Report on Form 10-KSB filed on March 29, 1996.

10.1     Deferred Compensation Arrangement, as amended are              *
         incorporated by reference from the Corporation's 1995
         Annual Report on Form 10-KSB filed on March 29, 1996.

10.2     Amended and Restated Employment Agreement between Walter       *
         O. Sunderman and Continental Pacific Bank, dated August
         1, 1993 are incorporated by reference from the Corporation's 1995 Annual Report on Form 10-KSB filed on March 29, 1996.

10.3     Amended and Restated Employment Agreement between Andrew       *
         S. Popovich and Continental Pacific Bank, dated August
         1, 1993 are incorporated by reference from the Corporation's 1995 Annual Report on Form 10-KSB filed on March 29, 1996.

10.4     Amended and Restated Employment Agreement between Ronald       *
         A. Alfstad and Continental Pacific Bank, dated August
         1, 1993 are incorporated by reference from the Corporation's 1995 Annual Report on Form 10-KSB filed on March 29, 1996.

10.5     Employment Agreement between Larry Q. Fletcher and             *
         Continental Pacific Bank, dated August 1, 1993 are incorporated by reference from the Corporation's 1995
         Annual Report on Form 10-KSB filed on March 29, 1996.

10.6     Continental Pacific Bank Supplemental Retirement Plan,         *
         effective August 1, 1993 are incorporated by reference from the Corporation's 1995 Annual Report on Form 10-KSB filed on March 29, 1996.

10.7     1990 Amended Stock Option Plan are incorporated by             *
         reference from the Corporation's 1995 Annual Report on Form 10-KSB filed on March 29, 1996.

10.8     1993 Stock Option Plan are incorporated by reference           *
         from the Corporation's 1995 Annual Report on Form 10-KSB filed on March 29, 1996.

10.9     Lease Agreement, dated July 15, 1993, between Conpac           *
         Development Corporation and Continental Pacific Bank for the Administrative Offices are incorporated by reference from the Corporation's 1995 Annual Report on Form 10-KSB filed on March 29, 1996.

10.10    Lease Agreement and Addendum, dated May 31, 1983, between      *
         Ibrahim Dib and Continental Pacific Bank for the Vacaville Branch are incorporated by reference from the Corporation's
         1995 Annual Report on Form 10-KSB filed on March 29, 1996.

10.11    Lease Agreement and Amendment, dated August 11, 1983,          *
         between Leon Schiller, Joseph Friend, Ida Friend, Beulah
         Schiller and Bruch J. Friend and Continental Pacific Bank for the Fairfield Branch are incorporated by reference from the Corporation's 1995 Annual Report on Form 10-KSB filed on March 29, 1996.

10.12    Modification of Lease Agreement, dated December 31, 1987,      *
         between Dante A.  Madnani, Ernest N.  Kettenhofen and
         Maxine M. Campbell and Continental Pacific Bank for the
         Vallejo Branch are incorporated by reference from the Corporation's 1995 Annual Report on Form 10-KSB filed on March 29, 1996.

10.13    Lease Agreement, dated May 3, 1988, between Albert Morgan      *
         Family Trust and Continental Pacific Bank for the Benicia
         Branch are incorporated by reference from the Corporation's
         1995 Annual Report on Form 10-KSB filed on March 29, 1996.

10.14    Ground Lease Agreement and Amendment, dated April 4, 1993,     *
         between Jepson Parkway Associates L.P. and Continental
         Pacific Bank for the Power Plaza Branch are incorporated by reference from the Corporation's 1995 Annual Report on Form 10-KSB filed on March 29, 1996.

10.15    Lease Agreement and First Amendment to Lease, dated            *
         January 15, 1993, between BTV Crown Equities, Inc. and
         Continental Pacific Bank for the Oliver Road Branch are incorporated by reference from the Corporation's 1995
         Annual Report on Form 10-KSB filed on March 29, 1996.

10.16    Lease Agreement, dated July 8, 1991, between Vallejo C & R     *
         Associates and Continental Pacific Bank for the Park Place Branch are incorporated by reference from the Corporation's
         1995 Annual Report on Form 10-KSB filed on March 29, 1996.

11       Statement re computations of per share earnings               26

19       Report furnished to security holders is incorporated           *
         by reference in Part I of this Form 10-QSB Report

22       Published report regarding matters submitted to                *
         vote of security holders is incorporated by reference
         In Item 4 of Part II of this Form 10-QSB Report

27       Financial Data Schedule under Article 9                       27

___________________

*    Asterisk denotes documents which have been incorporated by reference.

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
                                     Andrew S.  Popovich
                                     Executive Vice President and
                                     Chief Administrative Officer

                   SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C. 20549


                                __________


                                 Exhibits


                                    to


                              FORM 10 - QSB



                             QUARTERLY REPORT


                                  UNDER


                          SECTION 13 OR 15(D) OF


                   THE SECURITIES EXCHANGE ACT OF 1934


                                __________



               CALIFORNIA COMMUNITY BANCSHARES CORPORATION

EXHIBIT 11 - STATEMENT RE COMPUTATIONS OF PER SHARE EARNINGS
(Unaudited)(In Thousands, Except Earnings per Share)

                              ---------------------      ---------------------
                              For the Three Months       For the Nine Months
                              Ended September 30,        Ended September 30,
                              ---------------------      ---------------------
                                 1996       1995            1996        1995
                              ---------   ---------      ---------   ---------
Weighted Average Shares
 Used to Compute Common
 and Equivalent Shares:

Primary                       1,025,539   1,003,875      1,013,305     997,387

Fully Diluted                 1,319,841   1,319,562      1,319,841   1,313,073
                              =========   =========      =========   =========

Net Income Used in the
 Computation of Income
 per Common Share:

Net Income, as Reported
 Used to Compute Primary
 Income per Share             $     389   $     357      $   1,136   $     995
                              =========   =========      =========   =========

Adjustment for after Tax
 Effect of Interest Paid
 on Convertible Debentures           44          52            136         153
                              ---------   ---------      ---------   ---------

Net Income, as Adjusted Used
 to Compute Fully Diluted
 Income per Share             $     433   $     409      $   1,272   $   1,148
                              =========   =========      =========   =========

Income per Common and
 Equivalent Share:

Primary                      $    0.38   $    0.36      $    1.12   $    1.00

Fully Diluted                $    0.33   $    0.31      $    0.96   $    0.87
                             =========   =========      =========   =========