Form 10KSB
period 1996-12-31
CALIFORNIA COMMUNITY BANCSHARES CORP
filed 1997-03-27
CIK 1009325

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended    December 31, 1996
Commission File No.          0-27856

CALIFORNIA COMMUNITY BANCSHARES CORPORATION
----------------------------------------------
(Name of small business issuer in it charter)

Delaware                                               68-0366324
----------------------------------------------        ---------------------
(State or other jurisdiction of incorporation)         (IRS Employer
                                                        Identification No.)

555 Mason Street, Suite 280, Vacaville, CA             95688-4612
------------------------------------------            ----------------------
(Address of principal executive offices)               (ZIP Code)

Issuer's telephone number:               (707) 448-1200

Securities registered under Section 12(g) of the Exchange Act:

 $.10 Par Value Common Stock
----------------------------
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Total revenue for year ended December 31, 1996, was $15,134,000.

The aggregate market value of the voting stock held by nonaffiliates based on the average bid and asked prices $17.25 of such stock, was $ 14,007,656 as of March 24, 1997.

The number of shares outstanding of Common Stock as of March 24, 1997:
1,000,150

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 9, 10, 11, and 12 of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check One) YES [ ] NO [ X ]

CONTAINS 0129 SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX APPEARS ON SEQUENTIALLY NUMBERED PAGE 0048


******************************************************************************


TABLE OF CONTENTS
                                                                          Page
PART I

ITEM 1 -  Description of Business                                           1

ITEM 2 -  Description of Property                                          17

ITEM 3 -  Legal Proceedings                                                18

ITEM 4 -  Submission of Matters to a Vote of Security Holders              19

PART II

ITEM 5 -  Market for Common Equity and Related Stockholder Matters         19

ITEM 6 -  Management's  Discussion and Analysis or Plan of Operation       20

ITEM 7 -  Financial Statements                                             44

ITEM 8 -  Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure                       44

PART III

ITEM 9 -   Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act         45

ITEM 10 -  Executive Compensation                                          45

ITEM 11 -  Security Ownership of Certain Beneficial Owners and Mgmt        45

ITEM 12 -  Certain Relationships and Related Transactions                  45

ITEM 13 -  Exhibits and Reports on Form 8-K                                45

Financial Statements                                                     0052

Signatures                                                               0079


******************************************************************************


          Certain statements in this Annual Report on Form 10-KSB include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Solano and Contra Costa Counties; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset / liability matching risks and liquidity risks; and changes in the securities markets. See also "Certain Additional Business Risks", herein and other risk factors discussed elsewhere in this report.

          Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the corporation and the bank.


******************************************************************************


PART I

ITEM 1 -  DESCRIPTION OF BUSINESS

BUSINESS OF THE CORPORATION

     Continental Pacific Bank (the "Bank") was organized as a California state banking Corporation on May 27, 1983, and commenced operations on November 14, 1983.

     In 1995, the Bank's Board of Directors approved a Bank holding company formation and corporate reorganization (the "Reorganization") whereby the Bank would become a wholly-owned subsidiary of California Community Bancshares Corporation (the "Company"). The Company was incorporated as a Delaware Corporation on October 5, 1995. The Bank's shareholders approved the Reorganization on December 20, 1995. The Reorganization was consummated as of the close of business on February 29, 1996.

     On January 18, 1984, the Bank formed Conpac Development Corporation ("Conpac") as a wholly-owned subsidiary to take advantage of the then recently enacted California Financial Code provision authorizing banks or their subsidiaries to engage in real property investment and development. The Bank is presently staffing the activities of Conpac with two regular Bank employees. As of December 31, 1996, in addition to the Pacific Plaza project discussed below, Conpac projects and activities have included investment in a limited partnership real estate development project; improvement of 44 undeveloped residential lots; development of an 8,000 square foot commercial office building adjacent to the Bank's Benicia branch; and other incidental activities. As of December 31, 1996, all of Conpac's projects have been sold at a gross profit, except the current Pacific Plaza project, which is held as Premises. Recent legislation limits the Bank's and Conpac's ability to engage in most real estate development and investment activities and, accordingly, the Bank has filed a divestiture plan with the FDIC, which has not been objected to, for its real estate developments. See "Real Estate Development Subsidiary," herein.

DEVELOPMENTS IN THE CORPORATION'S BUSINESS

     The principal business of the Company is to act as a holding company for the Bank. Accordingly, various factors relating to the Bank impact the business of the Company. Several of these factors are discussed below. The Bank engages in the general commercial banking business, in Solano and Contra Costa counties in the State of California. In addition to its head banking office located at 141 Parker Street, Vacaville, California the Bank has six full service branch offices at 1011 Helen Power Drive, Vacaville, California; 1300 Oliver Road, Fairfield, California; 1001 First Street, Benicia, California; 303 Sacramento Street, Vallejo, California; 3355 Sonoma Boulevard, Suite 20, Vallejo, California and the Bank's newest branch at 2151 Salvio Street, Suite H, Concord, California. In 1996 the 1100 Texas Street, branch
was converted to an express branch for deposit services.   The Company's
business is not seasonal.

     The Bank conducts a commercial banking business including accepting demand, savings and time deposits, including certificates of deposit, money market deposit accounts, NOW and Super NOW accounts. The Bank offers commercial, real estate, personal, home improvement, automobile and other installment term loans. It also offers installment note collection, issues cashier's checks and money orders, sells travelers' checks and provides safe deposit boxes and other customary banking services.

     The vast majority of loans are direct loans made to individuals, professionals, and small- to medium-sized businesses. On December 31, 1996, the total loans outstanding were as follows: commercial loans: $8,926,000; real estate construction loans: $6,408,000; real estate mortgage loans:
$82,246,000; consumer loans:  $16,045,000; and total loans:  $113,625,000.

     Deposits are attracted primarily from individuals, professionals, and small- to medium-sized businesses. The Bank also attracts some deposits from municipalities and other governmental agencies or entities. The Bank is generally required to pledge securities to secure such deposits (except the first $100,000 of such deposits, which is insured by the FDIC).

     Except as described above, material portions of the deposit have not been obtained from a single person or a few persons (including federal, state and local governments and agencies thereunder) the loss of anyone or more of which would have a materially adverse effect on the business of the Company; however, at December 31, 1996, approximately three percent of total deposits were obtained from a title company. Such deposits have the potential to increase or decrease rapidly. Approximately 78% of the loans are real estate loans. The value of real estate collateral could be affected by adverse changes in the real estate markets in which the Company operates and this could significantly adversely impact the value of such collateral or the Company's earnings.

     As of December 31, 1996, the brokerage mortgage loan department consisted of three loan originators who are paid on a commission basis and one salaried full-time processor. The department's purpose is to originate and process single family residential loan applications in Solano County and adjacent areas. The loans are underwritten and funded by one of the twenty wholesale loan sources the Bank has established. For the year ended December 31, 1996, the Company earned fees of $184,000 on $12,900,000 in loan volume closed. There were no loans held for sale at December 31, 1996.

     The Company does not offer trust services or international banking services and does not plan to do so in the near future, but has arranged with its correspondent banks for such services to be offered to its customers. In December 1993, the Bank began offering financial investment services (mutual fund and annuity sales) through a broker relationship with Financial Network Investment Corporation ("FNIC"). For the year ending December 31, 1996, the Company earned fees of $53,000 on $1,600,000 in sales.

     In 1995, the Bank began offering a new service called Business Manager. With Business Manager the Bank purchases a business' accounts receivables and sets up a credit line custom tailored to the business' needs. The program includes the administration of the billing and collection function. For the year ending December 31, 1996, the Company earned fees of $72,000 for this service.

     In 1994, the Small Business Administration established a Low Doc loan program. This program is intended to reduce the paperwork requirements and improve approval turnaround time on certain SBA qualifying commercial loan requests of $100,000 or less. For the year ended September 30, 1996, the Bank was among the Top 10 "Low Doc" lenders in Northern California

     Other than as disclosed above, with respect to the Business Manager Accounts Receivable program and the SBA loan Program, the Company has not engaged in any material research activities relating to the development of new services or the improvement of existing banking services during the last two fiscal years. During that time, however, the Company's directors, officers and employees have continually engaged in marketing activities, including the evaluation and development of new services, in order to maintain and improve the Company's competitive position in its primary service area. The cost of these activities cannot be calculated with any degree of certainty.

     The Company holds no patents, trademarks, licenses (other than licenses required to be obtained from the appropriate Bank regulatory agencies), franchises or concessions which are of material importance to its business.

     The Company is exploring the merits and costs of offering home banking, a bill paying service through the customer's computer, and telephone banking in 1997. It is estimated these services could require an investment of $75,000 to $100,000. The Company currently has no other plans to introduce a new product or line of business which would require the investment of a significant amount of the Company's total assets.

     As of December 31, 1996, the Company employed a total of 90 employees representing 75 full-time-equivalent employees.

ACQUISITION OF TRACY BRANCH

     On May 14, 1996, the Bank, entered into a Purchase and Assumption Agreement ("Agreement") with Tracy Federal Bank, a Federal Savings Bank (Tracy).

     On August 14, 1996, the Federal Deposit Insurance Corporation ("FDIC") approved the Purchase and Assumption merger application. On August 28, 1996, the State Banking Department ("SBD") approved the proposal of the Bank to purchase the business of the Concord branch office of Tracy pursuant to the Agreement, dated as of May 14, 1996.

     On October 8, 1996, the Bank entered into an amendment to the Agreement with Tracy. On Saturday, October 12, 1996 at 12:01 a.m. according to the terms of the Agreement, the acquisition by the Bank of the Concord, California branch office of Tracy was consummated.

     The assets purchased totalled $210,000 and consisted of Cash on Hand, Negative Balance Accounts, Savings Secured Loans and Corresponding Accrued Interest and Leasehold Improvements and Equipment. The liabilities assumed totalled approximately $15,500,000 and consisted of the branch deposits and accrued interest. The acquisition was accounted for under the purchase method of accounting. The consideration, which was 4% of adjusted deposits, amounted to $610,000. Of this amount $550,000 is considered goodwill and will be amortized over 15 years.

     There is not a material relationship between Tracy and the Bank or any of its affiliates, any director or officer of the Bank or any associate of any such director or officer.

     The source(s) of funds for the consideration given to Tracy from the Bank was Cash on Hand.

     The Leasehold Improvements and Equipment acquired from Tracy were used for Banking purposes and will continue to be used for Banking purposes by the Bank.

REAL ESTATE DEVELOPMENT SUBSIDIARY

     The Bank's wholly-owned subsidiary, Conpac, engages in the real estate development business as authorized under California law. In July 1988, Conpac purchased and leased unimproved real property in the vicinity of Mason and Davis streets in downtown Vacaville. This project is known as Pacific Plaza. In mid-1990 Conpac began to build a two-story building of approximately 32,000 square feet (27,133 rentable square feet) and 140 parking spaces. This building is located on the lot east of Davis Street which Conpac currently owns and is referred to as Pacific Plaza East. In 1990, Conpac also exercised its option to purchase the lot immediately west of Davis Street for $225,000. This lot and the adjacent lots previously purchased by Conpac are the proposed site of Pacific Plaza West.

     Pacific Plaza East was 100% occupied in 1995 and 1996, including the 4,660 square feet occupied by the Bank's Corporate office. As of December 31, 1996, the average leases were $1.45 per square foot on a triple net basis.

     Pacific Plaza East has ample parking, with 140 spaces, adjacent to the building. Only 84 parking spaces are required by the City. Prior to 1995, it was the intent of the Company to sell the additional 56 spaces to the City of Vacaville. In 1995, the Bank decided the building's long term value would be improved by retaining these extra spaces. Therefore, the carrying amount of these spaces was added to the project and transferred to premises. As of December 31, 1996, Conpac had a carrying amount of $3,730,000 for Pacific Plaza East (net of $426,000 accumulated depreciation) and approximately $753,000 for Pacific Plaza West. At December 31, 1996, with Pacific Plaza East 100% leased, the estimated return on investment was approximately 11.6%, before depreciation.

     Beginning in December 1992, state banks and their subsidiaries were prohibited from engaging, as principal, in activities not permissible to national banks and their subsidiaries. Any Bank engaged in such activities must divest itself of these investments by December 1996 and was required to file a divestiture plan with the FDIC by February 5, 1993, detailing its plans. Generally, national banks may not engage in real estate development, although they can own property used or to be used, in part, as a banking facility. During 1993, the Bank moved its corporate offices to Pacific Plaza East. The Bank occupies 4,660 square feet in Pacific Plaza East (17% of the leasable office space). Since ownership of banking premises is permissible for a national Bank subsidiary, a divestiture plan was not required for Pacific Plaza East. Conpac currently plans to retain Pacific Plaza East.

     On August 1, 1994, at the request of the FDIC, the Bank filed a new divestiture plan. The new plan indicated the Bank intended to build a two-story 12,000 square foot commercial office building, upon 50% preleasing, on the 38,725 square foot vacant parcel referred to as Pacific Plaza West. The Bank also indicated its intent to occupy between 15% and 19% of the space in Pacific Plaza West. The plan requested FDIC approval to transfer Pacific
Plaza West to premises, for regulatory reporting purposes, upon completion and occupancy of Pacific Plaza West by the Bank. The plan also reaffirmed the Bank's intent to retain Pacific Plaza East classifying the property as premises for regulatory reporting purposes. On August 12, 1994, the Bank received notification from the FDIC that they raised no objections to the Bank's plan. However, the FDIC requested to be notified of the circumstances if the project was not completed by year end 1995. The Bank is continuing its effort to lease 50% of the 12,000 square feet available but has changed the design from one two-story 12,000 square foot commercial office building to two 6,000 square foot single story office buildings which could be sold or leased separately. As of the date hereof, it is the Bank's intent to construct one building for use by its head banking office. The lease on the building currently occupied by the head banking office expires in May 1998. The other building would not be built until it was either leased or sold. At December
31, 1996, the Bank had not begun construction of Pacific Plaza West. At December 31, 1996, Pacific Plaza West is carried on the books as premises.

     On December 31, 1996, Conpac had total investments of $4,483,000. Except for Pacific Plaza, Conpac has no other projects or investments. During 1996, 1995, and 1994, respectively, Conpac contributed $242,000, $213,000, and $223,000 respectively, to revenue net of related expenses.

ENVIRONMENTAL MATTERS

     Compliance with federal, state and local regulations regarding the discharge of materials into the environment may have a substantial effect on the capital expenditure, earnings and competitive position of the Company in the event of lender liability or environmental lawsuits. Under federal law, liability for environmental damage and the cost of the cleanup may be imposed upon any person or entity who is an "owner" or "operator" of contaminated property. State law provisions, which were modeled after federal law, are similar. Congress established an exemption under Federal law for lenders from "owner" and/or "operator" liability, which provides that "owner" and/or "operator" do not include "a person, who, without participating in the management of a vessel or facility, holds indicia of ownership primarily to protect his security interests in the vessel or facility." The wording of this exemption is subject to conflicting interpretations between the Federal Courts and has therefore generated uncertainty within the financial and lending communities, particularly with regard to the extent to which a secured creditor may undertake activities to oversee the affairs of the borrower without "participating in the management" of a facility. Congress is currently addressing lender liability under environmental laws, and it is expected that the lender exemption will be clarified. There is no assurance, however, that such clarification will be made, and, if made, that it will be favorable to lenders. Thus, the scope of lender liability under federal and state law remains an open question.

     It is the policy of the Company to prohibit officers and employees from becoming directly involved in the operation or management of borrowers' businesses. To further minimize the risk of liability, the Company requires that each borrower proposing to finance nonresidential property complete an environmental questionnaire and, in those instances where it is warranted, requires appropriate independent environmental assessment studies.

     In the event the Bank or Conpac was held liable as owners or operators of a toxic property, they could be responsible for the entire cost of environmental damage and cleanup. Such an outcome could have a serious effect on the Company's consolidated financial condition depending upon the amount of liability assessed and the amount of the cleanup required. At March 24, 1997, the Company has no knowledge that any real estate securing loans in its portfolio are contaminated by hazardous substances.

THE EFFECT OF GOVERNMENT POLICY ON BANKING

     The earnings and growth of the Company are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System ("FRB") influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted.

     As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company. In response to various business failures in the savings and loan industry and, more recently, in the banking industry, in December 1991, Congress enacted, and the President signed into law, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA substantially revised the Bank regulatory framework and deposit insurance funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes.

     Implementation of the various provisions of FDICIA is subject to the adoption of regulations by the various regulatory agencies and to certain phase-in periods. The effect of FDICIA on the Company and the Bank cannot be determined until after all the implementing regulations are adopted by the agencies.

SUPERVISION AND REGULATION

THE COMPANY

     The Company, as a Bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and is registered with and subject to the supervision of the Board of Governors of the Federal Reserve System ("Federal Reserve"). It is the policy of the Federal Reserve that each Bank holding company serve as a source of financial and managerial strength to its subsidiary banks. The Federal Reserve has the authority to examine the Company and the Bank.

     The BHC Act requires the Company to obtain the prior approval of the Federal Reserve before acquisition of all or substantially all of the assets of any Bank or ownership or control of the voting shares of any Bank if, after giving effect to such acquisition, the Company would own or control, directly or indirectly, more than 5% of the voting shares of such Bank. However, amendments to the BHC Act effected by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), which is discussed further below, expand the circumstances under which a Bank holding company may acquire control of or all or substantially all of the assets of a Bank located outside the State of California.

     The Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries, with the exception of certain activities which, in the opinion of the Federal Reserve, are so closely related to banking or to managing or controlling banks as to be incidental to banking. The Company is also generally prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless that company is engaged in such activities and unless the Federal Reserve approves the acquisition.

     The Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions, the Bank may not condition an extension of credit on a customer obtaining other services provided by it, the Company or any other subsidiary, or on a promise by the customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between the Bank and its affiliates. As affiliates, the Bank and the Company are subject, with certain exceptions, to the provisions of federal law imposing limitations on and requiring collateral for loans by the Bank to any affiliate.

THE BANK

     As a California state-licensed Bank, the Bank is subject to regulation, supervision and periodic examination by the California State Banking Department ("SBD") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the Federal Reserve. The Bank's deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases.

     The regulations of these state and federal Bank regulatory agencies govern most aspects of the Bank's business and operations, including but not limited to, the scope of its business, its investments, its reserves against deposits, the nature and amount of any collateral for loans, the timing of availability of deposited funds, the issuance of securities, the payment of dividends, Bank expansion and Bank activities, including real estate development and insurance activities, and the maximum rates of interest allowed on certain deposits. The Bank is also subject to the requirements and restrictions of various consumer laws and regulations.

     The following description of statutory and regulatory provisions and proposals is not intended to be a complete description of these provisions and is qualified in its entirety by reference to the particular statutory or regulatory provisions discussed.

CHANGE IN CONTROL

     The BHC Act and the Change in Bank Control Act of 1978, as amended (the "Change in Control Act"), together with regulations of the Federal Reserve, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company acquiring "control" of a Bank holding company, such as the Company, subject to exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the Bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has securities registered under Section 12 of the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The Financial Code also contains approval requirements for the acquisition of 10% or more of the securities of a person or entity which controls a California licensed Bank. Finally, the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, together with regulations of the Federal Trade Commission, may require certain filings to be made with the Federal Trade Commission and the United States Department of Justice, and certain waiting periods to expire, prior to consummation of an acquisition of a company's voting securities.

CAPITAL ADEQUACY REQUIREMENTS

     The Company is subject to the Federal Reserve's capital guidelines for Bank holding companies and the Bank is subject to the FDIC's regulations governing capital adequacy for nonmember banks. As noted below, the federal banking agencies have adopted regulations which could impose additional capital requirements on banks based on market risk and have added a component to the uniform Bank rating system which addresses sensitivity to market risk, including interest rate risk. In addition, the Bank is subject to specific capital requirements imposed by the FDIC and the SBD.

THE FEDERAL RESERVE AND FDIC

     The Federal Reserve has established risk-based and leverage capital guidelines for Bank holding companies which are similar to the FDIC's capital adequacy regulations for nonmember banks. The Federal Reserve guidelines apply on a consolidated basis to Bank holding companies with consolidated assets of $150 million or more.

     The Federal Reserve capital guidelines for Bank holding companies and the FDIC's regulations for nonmember banks set total capital requirements and define capital in terms of "core capital elements," or Tier 1 capital(F1) and "supplemental capital elements," or Tier 2 capital(F2). At least fifty percent (50%) of the qualifying total capital base must consist of Tier 1 capital. The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to one-hundred percent (100%) of Tier 1 capital, net of goodwill.
-------------------
F1  Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles.  The following items are defined as core capital elements: (i)
    common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii)
    minority interests in the equity accounts of consolidated
    subsidiaries.
F2  Supplementary capital elements include:  (i) allowance for loan and lease losses (which cannot exceed 1.25% of an
    institution's risk-weighted assets); (ii) perpetual preferred stock, long term preferred stock, and related surplus not
    qualifying as core capital; (iii) hybrid capital instruments, including mandatory convertible debt securities; and (iv)
    term subordinated debt and intermediate-term preferred stock and related surplus.
-------------------

     Both Bank holding companies and nonmember banks are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of eight percent (8%), at least one-half of which must be in the form of Tier 1 capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, including both on and off-balance sheet exposures, which are multiplied by certain risk weights assigned by the Federal Reserve and the FDIC to those assets.

     The Federal Reserve and the FDIC have established a minimum leverage ratio of three percent (3%) Tier 1 capital to total assets for Bank holding companies and nonmember banks that have received the highest composite regulatory rating and are not anticipating or experiencing any significant growth. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum for a minimum of four percent (4%) or five percent (5%).

     The following tables present the capital ratios for the Company and the Bank and respective regulatory capital adequacy requirements.

Company:                                                   For Capital
                                        Actual           Adequacy Purposes
                               ---------------------   --------------------
                                                        Minimum     Minimum
                                  Amount      Ratio      Amount      Ratio
As of December 31, 1996:
 Total capital
  (to risk weighted assets)    $17,895,000    13.55%   $10,564,000    8.0%
 Tier I capital
  (to risk weighted assets)    $13,104,000     9.92%   $ 5,282,000    4.0%
 Tier I capital
  (to average assets)          $13,104,000     7.04%   $ 7,444,000    4.0%


Bank:
                                                                                   To Be
                                                                           Categorized as Well
                                                                            Capitalized Under
                                  For Capital                               Prompt Corrective
                                     Actual             Adequacy Purposes   Action Provisions
                              ---------------------    ------------------- -------------------
                                                        Minimum    Minimum  Minimum    Minimum
                                Amount       Ratio       Amount     Ratio    Amount     Ratio
As of December 31, 1996:
Total capital
 (to risk weighted assets)    $17,416,000    13.22%    $10,540,000   8.0% $13,174,000   10.0%
Tier I capital
 (to risk weighted assets)    $12,647,000     9.60%    $ 5,270,000   4.0%  $7,905,000    6.0%
Tier I capital
 (to average assets)          $12,647,000     6.81%    $ 7,407,000   4.0%  $9,286,000    5.0%

As of December 31, 1995:
Total capital
 (to risk weighted assets)    $17,510,000    13.71%    $10,214,000   8.0% $12,768,000   10.0%
Tier I capital
 (to risk weighted assets)    $12,327,000     9.65%    $5,107,000    4.0%  $7,661,000    6.0%
Tier I capital
 (to average assets)          $12,327,000     7.75%    $6,362,000    4.0%  $7,953,000    5.0%

     If at any time the Bank fails to meet its minimum regulatory capital requirements it is required, within 60 days thereafter, to submit a capital restoration plan to the FDIC for review and approval.

     Management of the Company and the Bank believe that the Company and the Bank will continue to meet its minimum capital requirements in the foreseeable future.

     The risk-based capital ratio discussed above focuses principally on broad categories of credit risk, and may not take into account many other factors that can affect a Bank's financial condition. These factors include overall interest rate risk exposure; liquidity, funding and market risks; the quality and level of earnings; concentrations of credit risk; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks, including the risk presented by concentrations of credit and nontraditional activities. The FDIC has addressed many of these areas in related rule-making proposals and under FDICIA (as defined below), some of which are discussed herein. In addition to evaluating capital ratios, an overall assessment of capital adequacy must take account of each of these other factors including, in particular, the level and severity of problem and adversely classified assets. For this reason, the final supervisory judgment on a Bank's capital adequacy may differ significantly from the conclusions that might be drawn solely from the absolute level of the Bank's risk-based capital ratio. In light of the foregoing, the FDIC has stated that banks generally are expected to operate above the minimum risk-based capital ratio. Banks contemplating significant expansion plans, as well as those institutions with high or inordinate levels of risk, should hold capital commensurate with the level and nature of the risks to which they are exposed.

     Recently adopted regulations by the federal banking agencies have revised the risk-based capital standards to take adequate account of concentrations of credit and the risks of non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving one borrower, industry, location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business but that start to be conducted as a result of developments in, for example, technology or financial markets. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards. The federal banking agencies also are authorized to review an institution's management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas. In addition, the agencies have promulgated guidelines for institutions to develop and implement programs for interest rate risk management, monitoring and oversight.

     Further, the banking agencies recently have adopted modifications to the risk-based capital regulations to include standards for interest rate risk exposures. Interest rate risk is the exposure of a Bank's current and future earnings and equity capital arising from movements in interest rates. While interest rate risk is inherent in a Bank's role as financial intermediary, it introduces volatility to Bank earnings and to the economic value of the Bank. The banking agencies have addressed this problem by implementing changes to the capital standards to include a Bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies will consider in evaluating an institution's capital adequacy. Bank examiners will consider a Bank's historical financial performance and its earnings exposure to interest rate movements as well as qualitative factors such as the adequacy of a Bank's internal interest rate risk management.

     Finally, institutions which are engaged in securities trading activities and have significant exposure to market risk will be required as of January 1, 1998 to maintain additional capital to support that exposure, although voluntary compliance with the new regulations is permissible after January 1, 1997. The additional capital requirements will apply to institutions with trading assets and liabilities equal to 10% or more of total assets or trading activity of $1 billion or more. Institutions subject to the rule will be required to test internal models of market risk and the market risk capital charge will be increased for institutions whose models are inaccurate. The federal banking agencies may apply the market risk regulations on a case by case basis to institutions not meeting the eligibility criteria if necessary for safety and soundness reasons.

     In connection with the recent regulatory attention to market risk and interest rate risk, the federal banking agencies will evaluate an institution in its periodic examination on the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can affect a financial institution's earnings or capital. In addition, the agencies will focus in the examination on an institution's ability to monitor and manage its market risk, and will provide management with a clearer and more focused indication of supervisory concerns in this area.

     In certain circumstances, the FDIC or the Federal Reserve may determine that the capital ratios for an FDIC-insured Bank or a Bank holding company must be maintained at levels which are higher than the minimum levels required by the guidelines or the regulations. A Bank or Bank holding company which does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC or the Federal Reserve to ensure the maintenance of required capital levels.

PAYMENT OF DIVIDENDS

     The shareholders of the Company are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code. At December 31, 1996, the Company had no outstanding shares of preferred stock.

     The principal sources of cash revenue to the Company have been dividends received from the Bank. The Bank's ability to make dividend payments to the Company is subject to state and federal regulatory restrictions.

     Dividends payable by the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings, or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the SBD, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year.

     The FDIC has broad authority to prohibit a Bank from engaging in banking practices which it considers to be unsafe or unsound. It is possible, depending upon the financial condition of the Bank in question and other factors, that the FDIC may assert that the payment of dividends or other payments by the Bank is considered an unsafe or unsound banking practice and therefore, implement corrective action to address such a practice.

     In addition to the regulations concerning minimum uniform capital adequacy requirements discussed above, the FDIC has established guidelines regarding the maintenance of an adequate allowance for loan and lease losses. Therefore, the future payment of cash dividends by the Bank to the Company will generally depend, in addition to regulatory constraints, upon the Bank's earnings during any fiscal period, the assessment of the respective Boards of Directors of the capital requirements of such institutions and other factors, including the maintenance of an adequate allowance for loan and lease losses.

IMPACT OF FEDERAL AND CALIFORNIA TAX LAWS

     The following are the more significant federal and California income tax provisions affecting commercial banks.

     CORPORATE TAX RATES

     The federal corporate tax rate is 34% for up to $10 million of taxable income, and 35% for taxable income over $10 million. The 1% differential is phased out between $15 million and approximately $18.3 million so that corporations with over approximately $18.3 million of taxable income are taxed at a flat rate of 35%.

     CORPORATE ALTERNATIVE MINIMUM TAX

     Generally, a Corporation will be subject to an alternative minimum tax ("AMT") to the extent the tentative minimum tax exceeds the Corporation's regular tax liability. The tentative minimum tax is equal to (a) 20% of the excess of a Corporation's "alternative minimum taxable income" ("AMTI") over an exemption amount, less (b) the alternative minimum foreign tax credit.
AMTI is defined as taxable income computed with special adjustments and increased by the amount of tax preference items for a tax year. An important adjustment is made for "adjusted current earnings," which generally measures the difference between corporate earnings and profits (as adjusted) and taxable income. Finally, a Corporation's net operating loss (computed for AMT purposes), if any, can be utilized only up to 90% of AMTI, with the result that a Corporation with current year taxable income will pay some tax.

     BAD DEBT DEDUCTION

     A Bank with average adjusted bases of all assets exceeding $500 million (a "large Bank") must compute its bad debt deduction using the specific charge-off method. Under that method, a deduction is taken at the time the debt becomes partially or wholly worthless. A Bank not meeting the definition of a large Bank may use either the specific charge-off method or the "experience" reserve method, under which the addition to bad debt reserve is based on the Bank's actual loss experience for the current year and five preceding years. The U.S. Treasury has promulgated regulations which permit a Bank to elect to establish a conclusive presumption that a debt is worthless, based on applying a single set of standards for both regulatory and tax accounting purposes.

     INTEREST INCURRED FOR TAX-EXEMPT OBLIGATIONS

     Generally, taxpayers are not allowed to deduct interest on indebtedness incurred to purchase or carry tax-exempt obligations. This rules applies to a Bank, to the extent of its interest expense that is allocable to tax-exempt obligations acquired after August 7, 1986. A special exception applies, however, to a "qualified tax-exempt obligation," which includes any tax-exempt obligation that (a) is not a private activity bond and (b) is issued after August 7, 1986 by an issuer that reasonably anticipates it will issue not more than $10 million of tax-exempt obligations (other than certain private activity bonds) during the calendar year. Interest expense on qualified tax-exempt obligations is deductible, although it is subject to a 20% disallowance under special rules applicable to financial institutions.

     NET OPERATING LOSSES

     Generally, a Bank is permitted to carry a net operating loss ("NOL") back to the prior three tax years and forward to the succeeding fifteen tax years. If the NOL of a commercial Bank is attributable to a bad debt deduction taken under the specific charge-off method after December 31, 1986, and before January 1, 1994, however, such portion of the NOL may be carried back ten years and carried forward five years. A commercial Bank's bad debt loss is treated as a separate NOL to be taken into account after the remaining portion of the NOL for the year.

     AMORTIZATION OF INTANGIBLE ASSETS INCLUDING BANK DEPOSIT BASE

     Certain intangible property acquired by a taxpayer must be amortized over a 15 year period. For this purpose, acquired assets required to be amortized include goodwill and the deposit base or any similar asset acquired by a financial institution (such as checking and savings accounts, escrow accounts and similar items). The 15 year amortization rule generally applies to property acquired after August 10, 1993.

     MARK-TO-MARKET RULES

     The Revenue Reconciliation Act of 1993 introduced certain "mark-to-market" tax accounting rules for "dealers in securities. " Under these rules, certain "securities" held at the close of a taxable year must be marked to fair market value, and the unrealized gain or loss inherent in the security must be recognized in that year for federal income tax purposes.
Under the definition of a "dealer," a Bank or financial institution that regularly purchases or sells loans may be subject to the new rules. The rules generally are effective for tax years ending on or after December 31, 1993.

     Certain securities are excepted from the mark-to-market rules provided the taxpayer timely complies with specified identification rules. The principal exceptions affecting banks are for (1) any security held for investment and (2) any note, bond, or other evidence of indebtedness acquired or originated in the ordinary course of business and which is not held for sale. If a taxpayer timely and properly identifies loans and securities as being excepted from the mark-to-market rules, these loans and securities will not be subject to these rules. Generally, a financial institution may make the identification of an excepted debt obligation in accordance with normal accounting practices, but no later than 30 days after acquisition.

     CALIFORNIA TAX LAWS

     A commercial Bank is subject to the California franchise tax at a special Bank tax rate based on the general corporate (non financial) rate plus 2%.
The rate for calendar income year 1996 is 11.3%. For calendar income year 1997, the Bank tax rate is 10.84% (which reflects a decrease in the general corporate tax rate to 8.84%). The applicable tax rate is higher than that applied to general corporations because it includes an amount "in lieu" of many other state and local taxes and license fees payable by such corporations but generally not payable by banks and financial corporations.

     California has adopted substantially the federal AMT, subject to certain modifications. Generally, a Bank is subject to California AMT in an amount equal to the sum of (a) 7% of AMTI (computed for California purposes) over an exemption amount and (b) the excess of the Bank tax rate over the general Corporation tax rate applied against net income for the taxable year, unless the Bank's regular tax liability is greater. The 7% rate is lowered to 6.65% for any income year beginning after 1996.

     California permits a Bank to compute its deduction for bad debt losses under either the specific charge-off method or according to the amount of a reasonable addition to a bad debt reserve.

     California has incorporated the federal NOL provisions, subject to significant modifications for most corporations. First, NOLs arising in income years beginning before 1987 are disregarded. Second, no carry back is permitted, and for most corporations NOLs may be carried forward only five years. Third, in most cases, only 50% of the NOL for any income year may be carried forward. Fourth, NOL carryover deductions are suspended for income years beginning in calendar years 1991 and 1992, although the carryover period is extended by one year for losses sustained in income years beginning in 1991 and by two years for losses sustained in income years beginning before 1991. Finally, the special federal NOL rules regarding bad debt losses of commercial banks do not apply for California purposes.

     Finally, in 1994, California enacted legislation conforming to the federal tax treatment of amortization of intangibles and goodwill, with certain modifications. No deduction is allowed under this provision for any income year beginning prior to 1994.

     The various laws discussed herein contain other changes that could have a significant impact on the banking industry. The effect of these changes is uncertain and varied, and it is unclear to what extent any of these changes may influence the Bank's operations or the banking industry generally.

     In addition, there are several tax bills currently pending before Congress which could have a significant impact on the banking industry. As of March 24, 1997, it is uncertain whether these bills will be enacted and what impact these bills will have on the Bank.

     IMPACT OF MONETARY POLICIES

     The earnings and growth of the Bank and the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment. The earnings of the Bank and, therefore, the Company, are affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States Government securities and by its control of the discount rates applicable to borrowings by banks from the Federal Reserve System. The actions of the Federal Reserve in these areas influence the growth of Bank loans, investments and deposits and affect the interest rates charged on loans and paid on deposits. As demonstrated recently by the Federal Reserve's actions regarding interest rates, its policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The nature and timing of any future changes in monetary policies are not predictable.

     RECENT AND PROPOSED LEGISLATION

     Federal and state laws applicable to financial institutions have undergone significant changes in recent years. The most significant recent federal legislative enactments are the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

     RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994

     In September 1994, President Clinton signed Riegle-Neal, which amends the BHC Act and the Federal Deposit Insurance Act ("FDIA") to provide for interstate banking, branching and mergers. Subject to the provisions of certain state laws and other requirements, as September 29, 1995, Riegle-Neal allows a Bank holding company that is adequately capitalized and adequately managed to acquire a Bank located in a state other than the holding company's home state regardless of whether or not the acquisition is expressly authorized by state law. Similarly, beginning on June 1, 1997, the federal banking agencies may approve interstate merger transactions, subject to applicable restrictions and state laws. Further, a state may elect to allow out of state banks to open de novo branches in that state. Riegle-Neal includes several other provisions which may have an impact on the Company's and the Bank's business. The provisions include, among other things, a mandate for review of regulations to equalize competitive opportunities between U.S. and foreign banks, evaluation on a Bank-wide, state-wide and, if applicable, metropolitan area basis of the Community Reinvestment Act compliance of banks with interstate branches, and, in the event the FDIC is appointed as conservator or receiver of a financial institution, the revival of otherwise expired causes of action for fraud and intentional misconduct resulting in unjust enrichment or substantial loss to an institution.

     California has adopted the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 ("IBBA"), which became effective on October 2, 1995. The IBBA addresses the supervision of state chartered banks which operate across state lines, and covers such areas as branching, applications for new facilities and mergers, consolidations and conversions, among other things. The IBBA allows a California state Bank to have agency relationships with affiliated and unaffiliated insured depository institutions and allows a Bank subsidiary of a Bank holding company to act as an agent to receive deposits, renew time deposits, service loans and receive payments for a depository institution affiliate. In addition, pursuant to the IBBA, California "opted in early" to the Riegle-Neal provisions regarding interstate branching, allowing a state Bank chartered in a state other than California to acquire by merger or purchase, at any time after effectiveness of the IBBA, a California Bank or industrial loan company which is at least five (5) years old and thereby establish one or more California branch offices. However, the IBBA prohibits a state Bank chartered in a state other than California from entering California by purchasing a California branch office of a California Bank or industrial loan company without purchasing the entire entity or establishing a de novo California branch office.

     The changes effected by Riegle-Neal and the IBBA may increase the competitive environment in which the Company and the Bank operate in the event that out of state financial institutions directly or indirectly enter the Bank's market area. It is expected that Riegle-Neal will accelerate the consolidation of the banking industry as a number of the largest Bank holding companies attempt to expand into different parts of the country that were previously restricted. However, at this time, it is not possible to predict what specific impact, if any, Riegle-Neal and the IBBA will have on the Company and the Bank, the competitive environment in which the Bank operates, or the impact on the Company or the Bank of any regulations adopted or proposed under Riegle-Neal and the IBBA.

     FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 ("FDICIA")

          GENERAL

     FDICIA primarily addresses the safety and soundness of the deposit insurance funds, supervision of and accounting by insured depository institutions and prompt corrective action by the federal Bank regulatory agencies with respect to troubled institutions. FDICIA gives the FDIC, in its capacity as federal insurer of deposits, broad authority to promulgate regulations to assure the viability of the deposit insurance funds, including regulations concerning safety and soundness standards. FDICIA also places restrictions on the activities of state-chartered institutions and on institutions failing to meet minimum capital standards and provides enhanced enforcement authority for the Federal banking agencies. FDICIA also strengthened Federal Reserve Act regulations regarding insider transactions.

          PROMPT CORRECTIVE ACTION

     FDICIA amended the FDIA to establish a format for closer monitoring of insured depository institutions and to enable prompt corrective action by regulators when an institution begins to experience difficulty. The general thrust of these provisions is to impose greater scrutiny and more restrictions on institutions as they descend the capitalization ladder.

     FDICIA establishes five capital categories for insured depository institutions: (a) Well Capitalized(F3); (b) Adequately Capitalized(F4); (c) Undercapitalized(F5); (d) Significantly Undercapitalized(F6) and (e)
Critically Undercapitalized(F7).  All insured institutions (e.g., the Bank)
are barred from making capital distributions or paying management fees to a controlling person (e.g., the Company) if to do so would cause the institution to fall into any of the three undercapitalized categories.
--------------------------
F3   Well Capitalized means a financial institution with a total risk-based ratio of 10% or more, a Tier 1 risk-based ratio of
     6% or more and a leverage ratio of 5% or more, so long as the institution is not subject to any written agreement or order issued by the FDIC.
F4   Adequately Capitalized means a total risk-based ratio of 8% or more, a Tier 1 risk-based ratio of 4% or more and a leverage ratio of 4% or more (3% or more if the institution has received the highest composite rating in its most recent report of examination) and does not meet the definition of a Well Capitalized institution.
F5   Undercapitalized means a total risk-based capital ratio of less than
     8%, a Tier 1 risk-based capital ratio of less than 4% or a leverage ratio of less than 4%.
F6   Significantly Undercapitalized means a financial institution with a total risk-based ratio of less than 6%, a Tier 1 risk-based ratio of less than 3% or a leverage ratio of less than 3%.
F7   Critically Undercapitalized means a financial institution with a ratio of tangible equity to total assets that is equal to or less than 2%.
--------------------------

     An institution which is undercapitalized, significantly undercapitalized or critically undercapitalized becomes subject to the following mandatory supervisory actions immediately upon notification of its capital category: (1) restrictions on payment of capital distributions, such as dividends; (2) restrictions on payment of management fees to any person having control of the institution; (3) close monitoring by the FDIC of the condition of the institution, compliance with capital restoration plans, restrictions, and requirements imposed under Section 38 of the FDIA, and periodic review of the institution's efforts to restore its capital and comply with restrictions; (4) requirement that the institution submit within the time allowed by the FDIC a capital restoration plan, which must include (a) the steps the institution will take to become adequately capitalized, (b) the levels of capital to be attained during each year in which the plan will be in effect, (c) how the institution will comply with restrictions or requirements imposed on its activities, (d) the types and levels of activities in which the institution will engage, and (e) such other information as the FDIC may require; (5) requirement that any company which controls an undercapitalized institution must guarantee, in an amount equal to the lesser of 5% of the institution's total assets or the amount needed to bring the institution into full capital compliance, that the institution will comply with the capital restoration plan until the institution has been adequately capitalized, on the average, for four consecutive quarters; (6) restrictions on growth of the institution's total assets so that its average total assets during any calendar quarter do not exceed its average total assets during the preceding calendar quarter unless (a) the FDIC has accepted the institution's capital restoration plan,
(b) any increase in total assets is consistent with the capital restoration plan, and (c) the institution's ratio of tangible equity to assets increases during the calendar quarter at a rate sufficient to enable the institution to become adequately capitalized within a reasonable time; and (7) limitations on the institution's ability to make any acquisition, open any new branch offices or engage in any new line of business unless the FDIC has accepted the institution's capital plan and has granted prior approval.

     In addition to the above, the FDIC may take any of the actions described below for institutions which fail to submit and implement a capital restoration plan.

     Significantly undercapitalized and undercapitalized institutions that fail to submit and implement adequate capital restoration plans are subject to the mandatory provisions set forth above and, in addition, will be required to do or comply with one or more of the following: (1) sell enough additional capital, including voting shares, to bring the institution to an adequately capitalized level or if one or more grounds exist for appointing a conservator or receiver for the institution, be acquired by or combined with another insured depository institution; (2) restrict transactions with affiliates; (3) restrict interest rates paid on deposits to the prevailing rates in the region where the institution is located, as determined by the FDIC; (4) restrict asset growth or reduce total assets more stringently than described above; (5) terminate, reduce or alter any activity (including any activity conducted by a subsidiary of the institution) determined by the FDIC to pose an excessive risk to the institution; (6) hold a new election for the institution's board of directors; (7) dismiss directors or senior officers and/or employ new officers, subject to agency approval; (8) cease accepting deposits from correspondent depository institutions, including renewals and rollovers of prior deposits; (9) divest or liquidate any subsidiary that is in danger of becoming insolvent and poses a significant risk to the institution or that is likely to cause significant dissipation of the institution's assets or earnings; or (10) take any other action that the FDIC determines to be appropriate.

     In addition, significantly undercapitalized institutions are prohibited from paying any bonus or raise to a senior executive officer without prior FDIC approval. No such approval will be granted to an institution which is required but has failed to submit an acceptable capital restoration plan. Further, the FDIC may impose one or more of the restrictions applicable to critically undercapitalized institutions set forth below.

     In addition to all of the above restrictions, a critically undercapitalized institution must be placed in conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the FDIC determines that other action would better achieve the purposes of the FDIA. A determination of alternate action by the FDIC is effective for only 90 days, after which period the FDIC must reexamine whether to appoint a conservator or receiver for the Bank. Critically undercapitalized institutions which are not placed in conservatorship or receivership may be subject to additional stringent operating restrictions.

          OTHER PROVISIONS OF FDICIA

     FDICIA required the federal banking agencies to adopt regulations or guidelines with respect to safety and soundness standards. The agencies have adopted uniform guidelines which are used, primarily in connection with examinations, to identify and address problems at insured depository
institutions before capital becomes impaired.   The federal Bank regulatory
agencies recently adopted asset quality and earnings standards which were added to the safety and soundness guidelines. The asset quality standards require a depository institution to establish and maintain a system appropriate to the institution's size and operations to identify and prevent deterioration in problem assets. With respect to earnings, the institution should adopt and maintain a system to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

     FDICIA restricts the acceptance of brokered deposits by insured depository institutions that are not well capitalized. It also places restrictions on the interest rate payable on brokered deposits and the solicitation of such deposits by such institutions. An undercapitalized institution will not be allowed to solicit brokered deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution's normal market areas or in the market area in which such deposits would otherwise be accepted. In addition to these restrictions on acceptance of brokered deposits, FDICIA provides that no pass-through deposit insurance will be provided to employee benefit plan deposits accepted by an institution which is ineligible to accept brokered deposits under applicable law and regulations.

     FDICIA also adds grounds to the previously existing list of reasons for appointing a conservator or receiver for an insured depository institution.

     Pursuant to FDICIA, the FDIC has established a risk-based assessment system for depository institutions. This risk-based system is used to calculate a depository institution's semiannual deposit insurance assessment based on the probability that the deposit insurance fund will incur a loss with respect to the institution. To arrive at a risk-based assessment for each depository institution, the FDIC has constructed a matrix of nine risk categories based on capital ratios and relevant supervisory information. Each institution is assigned to one of three capital categories: "well capitalized," "adequately capitalized" or "undercapitalized." Each institution also is assigned to one of three supervisory groups based on levels of risk. Risk assessment premiums are based on an institution's assignment within the matrix and for 1996 ranged from $0.0 to $0.27 per $100 of deposits. For 1996, the FDIC lowered assessment rates for all risk categories by four cents ($.04), with the lowest-rated institutions' assessment being reduced from $0.31 per $100 of deposits.

     FDICIA also places restrictions on insured state Bank activities and equity investments, interbank liabilities and extensions of credit to insiders and transactions with affiliates.

     Because the foregoing and other proposed regulations are subject to change before they are adopted in final form, their ultimate impact on the Company and the Bank cannot yet be determined.

     OTHER RECENT LEGISLATION

     The Deposit Insurance Funds Act of 1996 requires the FDIC to impose a one-time special assessment against deposits insured by the Savings Association Insurance Fund ("SAIF") in order to recapitalize the SAIF to its required reserve ratio. The special assessment was imposed at a rate of
65.7 cents ($0.657) per $100 of SAIF-assessable deposits on October 8, 1996. The Bank held no SAIF-assessable deposits as of that date.

     On September 23, 1994, President Clinton signed into law the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Regulatory Improvement Act"). The Regulatory Improvement Act provides regulatory relief for both large and small banks by, among other things, reducing the burden of regulatory examinations, streamlining Bank holding company procedures and establishing a formal regulatory appeals process. The Regulatory Improvement Act also addresses a variety of other topics, including, but not limited to, mortgage loan settlement procedures, call reports, insider lending, money laundering, currency transaction reports, management interlocks, foreign accounts, mortgage servicing and credit card receivables. Although the Regulatory Improvement Act should reduce the regulatory burden currently imposed on banks, it is not possible to ascertain the precise effect its various provisions will have on the Company or the Bank.

CONSUMER PROTECTION LAWS AND REGULATIONS

     The Bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations. The Bank is subject to many federal consumer protection statutes and regulations, including the Community Reinvestment Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. Penalties under these statutes may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with these and other statutes generally, the Bank may incur additional compliance costs.

OTHER

     Other legislation which has been or may be proposed to the United States Congress and the California Legislature and regulations which may be proposed by the Federal Reserve, the FDIC and the SBD may affect the business of the Company or the Bank. It cannot be predicted whether any pending or proposed legislation or regulations will be adopted or the effect such legislation or regulations may have upon the business of the Company or the Bank.

ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which must be adopted by the Company for transactions occurring after December 31, 1996. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This standard is based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Company has determined that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

COMPETITION

     The Bank's primary market area presently consists of portions of the Vacaville, Fairfield, Benicia and Vallejo areas of Solano County and the Concord area of Contra Costa County. The banking business in California generally, and specifically in the Bank's primary market area, is highly competitive with respect to both loans and deposits. A relatively small number of major banks dominate the business, most of which have many offices operating over wide geographic areas. Many major commercial banks offer certain services (such as international, trust and securities brokerage services) which the Bank does not offer directly. By virtue of their greater total capitalization, such banks have much higher lending limits than the Bank and substantial advertising and promotional budgets.

     However, regional and smaller independent financial institutions also represent a competitive force. To illustrate the Bank's relative market share, total deposits in banks in Solano County, California at June 30, 1996 (more recent data is not available) approximated $1,506,000,000. The Bank's deposits at June 30, 1996 represented approximately 9.76% of such figure. As of June 30, 1996, the Bank was the fourth largest Bank, behind Bank of America, Wells Fargo Bank and Westamerica Bank, serving all the major cities in Solano County. In October 1996 the Bank purchased a branch in Concord California from Tracy Federal Savings Bank. The total deposits in banks in Contra Costa County, where Concord is located, at June 30, 1996, were approximately $5,507,000,000.

     To compete with major financial institutions in its service area, the Bank relies upon specialized services, responsive handling of customer needs, local promotional activities, and personal contacts by its officers, directors and staff. For customers whose loan demands exceed the Bank's lending limits, the Bank seeks to arrange for such loans on a participation basis with its correspondent banks or other independent commercial banks. The Bank also assists customers requiring services not offered by the Bank to obtain such services from its correspondent banks.

     In the past, an independent Bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, credit card companies, and even retail establishments have offered new investment vehicles, such as money-market funds, which also compete with banks for deposit business. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

     The enactment of the Riegle-Neal Act as well as the California Interstate Banking and Branching Act of 1995 will likely increase competition within California. Regulatory reform, as well as other changes in federal and California law will also affect competition. While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.

CONCLUSION

     It is impossible to predict with any degree of accuracy the competitive impact these laws will have on commercial banking overall and the business of the Bank in particular or whether any of the proposed legislation and regulations will be adopted. If experience is any indication, there appears to be a continued lessening of the historical distinction between the services offered by financial institutions and other businesses offering financial services. As a result of these trends, it is anticipated that banks will experience increased competition for deposits and loans and, possibly, further increases in their cost of doing business.


******************************************************************************


ITEM 2  -  DESCRIPTION OF PROPERTY

     The Vacaville main office is located in a modern, one-story building of 7,700 square feet at 141 Parker Street, Vacaville, California. This office has liberal off-street parking accommodations. The Branch's annual rental payment for 1996 was $72,191. Its rent for 1997 will be the same as the prior year plus an adjustment to be made to reflect changes in the cost of living as measured by the Consumer Price Index for the San Francisco-Oakland metropolitan area (the "CPI"), limited however, to no more than a 6% increase in any year. The lease term expires in May 1998, with two successive five-year renewal options. The Bank also has a right of first refusal to purchase the premises.

     The second Vacaville branch is located in the factory stores area of Vacaville, California. This 3,600 square foot stand alone office has ample parking on the site. The Bank signed a 20-year ground lease in May 1994 with rent increases scheduled every five years. The annual rent is $31,250 plus common area maintenance (cam) expenses. In 1996, rent and cam expenses totaled $38,380.

     The Fairfield branch office is located in freestanding building at 1100 Texas Street, Fairfield, California, and comprises 5,760 square feet. This office has parking for approximately 42 cars. The lease term expired in 1993, with a single five-year renewal option. The Bank exercised it's option to renew the lease for five years and in January 1996 negotiated an extension of the lease to December 2002 in exchange for a reduction in rent of approximately $2,000 a month. The annual rental payments during 1996 totaled $59,000. In November 1996 the Bank began interior reconstruction of the office in an effort to provide larger office space for the Bank's Central/Data Operations departments. At December 31, 1996, these departments were in the rear of the Vacaville main office. In January 1997, with the reconstruction completed, the departments were moved to the Fairfield Texas Street Office.
As a result the space occupied by the Branch was greatly reduced and the Branch became an express branch for deposit services only.

     A second Fairfield office, located at 1300 Oliver Road, Fairfield, California has been in operation since 1993. The office occupies approximately 3,819 rental square feet in a 60,000 square foot commercial office building. The office has ample parking. The lease began in August 1993 and has a term of 15 years. Rental and cam expenses in 1996 totalled $88,197. Rent is adjusted annually in August to reflect changes in the CPI.

     The Bank has occupied its facility at 1001 First Street, Benicia, California, since June 1987. This two-story, 2,600 square foot building was constructed to the Bank's specifications at a cost of approximately $435,000. There is off-street parking for approximately 10 cars. The Bank purchased the property in early 1986 from an unaffiliated party for approximately $125,000. On May 28, 1988, the Bank sold this property to an unaffiliated party for $625,000. After deducting $25,000 for real estate commissions, the sale and lease back of the property resulted in a $40,000 profit which will be deferred over the life of the lease. The lease, which was effective on May 1, 1988, has a fifteen year term and has two successive five-year renewal options. The annual rental in 1996 was $70,980.

     The Bank maintains two offices in the city of Vallejo, California. The first office opened in June 1987 and is located at 303 Sacramento Street.
The premises are leased for a monthly base rental of $5,900, adjusted to reflect changes in the CPI (minimum of 4% to a maximum of 6%) on an annual basis.
Those terms are effective from January 1, 1988 to December 31, 1997. From January 1, 1998 to December 31, 2007, there will be a new base rental of $5,500 adjusted to reflect changes in the CPI on an annual basis. The accumulated change in the CPI will be adjusted back for the period beginning January 1, 1988 and ending January 1, 1998. The annual rental in 1996 was $99,166.

     The second Vallejo office, which opened in March 1992, is located in the Park Place shopping center at 4300 Sonoma Boulevard, Suite 300. The rent for the building, which is a modern 3,900 square foot, one-story stand alone building, is $70,056 per year plus common area maintenance. The lease term expires in January 1997 with three five-year renewal options. In December 1996, the Bank exercised the first five-year option and negotiated the base rent downward to $63,180 per year plus cam expenses. This new rent is effective beginning with the February 1, 1997 payment. Each subsequent year the rent will increase by $2,340 per year. Total rental and cam payments during 1996 totaled $88,706.

     The Bank opened it's first office in Contra Costa County on October 12, 1996 in the City of Concord, California at 2151 Salvio Street, Suite H. The office occupies approximately 2,866 square feet in an approximately 120,000 square foot commercial office building. The lease has a term of 3 years and has a single five-year renewal option. The annual rent is $42,990 plus cam expenses until October 1, 1997, at which time the rent increases to $44,710 per year through the remaining term of the lease. The prorated rental payments in 1996 totaled $10,700.

     Conpac owns two parcels of land, one of approximately 84,500 square feet which is located eat of Davis Street in Vacaville, California, and one of approximately 38,500 square feet located west of Davis Street in Vacaville, California. Both lots are part of the Pacific Plaza project. The eastern lot, known as Pacific Plaza East, was purchased in July 1988 at a cost of $612,500. The western lot, Pacific Plaza West, consisted of three parcels and was purchased in stages. Two of the parcels were purchased for approximately $225,000 in July 1988. The third lot was leased at $1,100 per month from July 1988 to June 1990, at which time it was purchased by Conpac for $225,000. See, "Description of Business - Real Estate Development Subsidiary", herein.

     In September 1993, the Bank moved its corporate offices to Pacific Plaza East, where it occupies 4,660 square feet. Rent of $106,000 was paid to Conpac in 1996, which amount is eliminated upon consolidation with the Company. The Company does not occupy any space other than that shared with the Corporate offices on the Bank.


******************************************************************************


ITEM 3  -  LEGAL PROCEEDINGS

     None of the Company, the Bank or Conpac is a party to or the subject of, or is any of their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company.


******************************************************************************


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


******************************************************************************


PART II

ITEM 5  -  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to the Reorganization on February 29, 1996, the Bank's Common Stock was traded over-the-counter and privately and the Bank was it's own transfer agent, handling all stock related functions. As of the date of Reorganization, each outstanding share of common stock was converted into one share of common stock of the Company . As a result of the Reorganization, the Bank's stock ceased trading on February 29, 1996. On March 14, 1996, the Company's stock was added to the Nasdaq National Market under the symbol "CCBC". This listing allows easy electronic access to trading prices and volume through brokers and the Internet alike. On April 1, 1996, United States Trust Company of California became the Company's transfer agent.

     The following table indicates the historical range of high and low sales prices for the Company's common stock, excluding brokers' commissions, for the periods shown based upon information provided by Hoefer & Arnett, Inc., Van Kasper & Company, A.G. Edwards and Nasdaq.

                           Bid Price of        Approximate            Cash
                           Common Stock          Trading            Dividends
Quarter Ended:           Low        High         Volume          Declared / Paid
                      -------------------       ----------      ------------------
December 31, 1996     $15.750     $16.500         32,266               0.150
September 30, 1996    $13.750     $15.750         45,616               0.150
June 30, 1996         $13.250     $14.500         48,311               0.150
March 31, 1996        $14.000     $16.000         31,381               0.125

December 31, 1995     $14.500     $15.375         23,522               0.125
September 30, 1995    $14.500     $15.500         37,000               0.125
June 30, 1995         $12.250     $14.750         57,600               0.125
March 31, 1995        $13.500     $16.500         40,700               0.125

     The last known trade in the Company's Common Stock occurred on March 21, 1997 for 600 shares at $17.25 per share. As of March 24, 1997, the approximate number of holders of record of the Company's Common Stock was 649. Management believes the Company's Common Stock is held by approximately 946 beneficial owners.

AUTOMATIC DIVIDEND REINVESTMENT AND COMMON STOCK PURCHASE PLAN

     In July 1996, the Company adopted its Automatic Dividend Reinvestment and Common Stock Purchase Plan (the "Dividend Reinvestment Plan"). The Dividend Reinvestment Plan allows eligible shareholders of the Company (those holding of record 100 or more shares of the Company's Common Stock) to automatically acquire additional shares of the Company's Common Stock through the reinvestment of cash dividends or through the purchase of additional shares of Common Stock with supplemental cash investments without the payment of any brokerage commission or service charge. The Dividend Reinvestment Plan includes certain dollar limitations on additional cash payments and is administered by U.S. Trust Company, N.A. pursuant to an agency agreement with the Company. Shares acquired through the Dividend Reinvestment Plan are purchased in the open market or in negotiated transactions. The Company will not issue new shares of Common Stock to participants under the Dividend Reinvestment Plan.

     For information related to stockholder and dividend matters, including limitations on dividends, see Item 1, Description of Business-Regulation and Supervision of Bank Holding Company and-Restrictions on Dividends and Other Distributions.


******************************************************************************


ITEM 6  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain matters discussed or incorporated by reference in this Annual Report on Form 10-KSB are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

FINANCIAL REVIEW

     California Community Bancshares Corporation and subsidiary (the "Company") became the holding company for Continental Pacific Bank (the "Bank"), a California state-chartered non-member Bank, as of February 29, 1996. The following discussion of the Company's financial condition and results of operations is designed to provide a better understanding of the changes and trends related to the Company's financial condition, liquidity and capital resources. The discussion should be read in conjunction with all other information herein, including the Consolidated Financial Statements of the Company and the Notes thereto. The Company has not commenced any business operations independent of the Bank, therefore the following discussion pertains primarily to the Bank. Average balances are generally comprised of daily balances.

OVERVIEW

     The Company's net income in 1996 was $1,559,000, a 11% increase over the $1,405,000 reported in 1995. Fully diluted earnings per share were $1.31 in 1996 as compared to $1.22 in 1995 and $1.09 in 1994. Assets ended the year at $191.8 million, an increase of $31.8 million over the $160.0 million at December 31, 1995. Assets averaged $169.0 million during 1996 versus $158.1 million in 1995, for a $10.9 million (6.9%) increase. The 11% increase in earnings and the 6.9% increase in average assets resulted in a Return on Average Assets (ROA) of .92% for 1996. This was 3.4% higher than 1995's ROA of .89%. Return on Average Equity in 1996 was 12.25% compared to 12.31% in 1995. The factors influencing income, as discussed more fully below, were an improving interest margin, a slight decrease in noninterest income and a slight increase in noninterest expense.

     On May 14, 1996, the Bank entered into a Purchase and Assumption Agreement ( the "Agreement") with Tracy Federal Bank, F.S.B., a Federal Savings Bank ("Tracy") to acquire the Concord, California branch office of Tracy. This acquisition, which was consummated on October 12, 1996 is consistent with the Company's strategic plan to expand the Company's deposit and lending activities into contiguous markets. The assets purchased consisted of cash on hand, negative balance transaction accounts, savings secured loans and corresponding accrued interest, leasehold improvements and personal property. These assets totalled $210,000. The liabilities assumed consisted of branch deposits and accrued interest of approximately $15,500,000. The consideration, which was 4% of adjusted deposits, amounted to $610,000. Of this amount $550,000 is considered goodwill and will be amortized over 15 years. At December 31, 1996, unamortized goodwill totalled $540,000 after amortizing $10,000 in 1996. Due to the low overall cost structure of this branch the immediate negative impact on earnings should be minimal. As this branch generates loans, the purchase should increase overall income. See "Description of Business - Acquisition of Tracy Branch"

     Capital, a key measure of a Company's safety and soundness, increased in 1996 as Tier 1 capital increased from $12,327,000 at December 31, 1995 to $13,104,000 at December 31, 1996.

     The detailed changes in the nature and sources of income and expense for the years shown are highlighted in the following table of consolidated statements of operations.

                                    --------------------------------------------------------
                                                       Year Ended December 31
                                    --------------------------------------------------------
                                     1996 VS. 1995       1995 VS.1994        1994 VS.1993
                                     Amount Percent      Amount Percent      Amount Percent
                                     Incr. / (Decr)      Incr. / (Decr)      Incr. / (Decr)
                                    --------------------------------------------------------
                                                       (Dollars in thousands)
                                    --------------------------------------------------------
Interest Income                      $ 792      6%       $1,357       12%       $371      4%
Interest Expense                     (  16)   ( 0)        1,385        0         354      9
Net Interest Income                    808     12        (   28)       0          17      0
Provision for Loan Losses               87     27            68       27        ( 13)   ( 5)
Net Interest Income
 After Provision for Loan Losses       721     11        (   96)   (   1)         30      0
Noninterest Income Excluding
 Securities Transactions               252     15            44        3         144     10
Noninterest Expense                    151      2           152        2        ( 48)   ( 1)
Earnings Before Income Taxes and
 Securities Transactions               822     52        (  204)   (  11)        222     14
Securities Transactions              ( 398)   (83)          472    5,244        (196)   (96)
Provisions for Income Taxes            270     42            84       15        ( 13)   ( 2)
                                     -----    ---        ------    -----        ----    ---
Net Income                             154     11           184       15          39      3
                                     =====    ===        ======    =====        ====    ===

NET INTEREST INCOME

     Average interest earning assets increased $10.1 million to $151.4 million in 1996, from $141.3 million in 1995, while the yield earned on these assets, declined from 8.71% to 8.65%, respectively. In 1996 average equity increased by $1.3 million while average noninterest bearing deposits increase $4.0 million and average interest bearing liabilities increased by $5.4 million. A significant portion of the increase in average deposits resulted from the Concord Branch purchase mentioned above. The remaining increase was derived from internal deposit growth and borrowed funds. The distribution of this funding growth within the various earning assets categories resulted in an overall decline in yield earned on average earning assets. Average loans, the highest yielding category contributed only $1.7 million of this growth, while significantly lower yielding average investments increased by $8.4 million. The cumulative effect of these changes improved interest income by $792,000 from $12,310,000 in 1995 to $13,102,000 in 1996.

     Average interest-bearing liabilities increased $5.4 million in the same period from $125.7 million in 1995 to $131.1 million in 1996. The Board of Governors of the Federal Reserve System (the "Federal Reserve") raised short term interest on February 1, 1995. Rates remained unchanged until July 7, 1995, when the Federal Reserve reduced the Federal Funds rate by .25%. This rate was further reduced by .25% on December 20, 1995. In 1996, the Federal Reserve again lowered rates by .25% on February 1, 1996. The timing and the degree of the rate increase in 1995 and the decreases in rates in 1995 and 1996 resulted in lower average interest rates in 1996 versus 1995. While the average yield earned on interest earning assets decreased by 6 basis points (.06%), the average rate paid on interest bearing liabilities decreased by 19 basis points (.19%) from 4.36% in 1995 to 4.17% in 1996. The net result of lower average rates paid and the increased volume was a $16,000 decrease in interest expense. The Company's interest bearing liabilities reprice faster than its assets, due to the significant amount of assets tied to lagging indexes. Consequently, the lower average rates paid which offset the increase in interest expense as a result of higher volume was only very slightly offset by lower yields on earning assets. The result was net interest income in 1996 of $7,637,000, $808,000 higher than the $6,829,000 reported in 1995. Net interest income in 1995 was, in turn, $28,000 lower than the $6,857,000 reported in 1994.

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND DIFFERENTIALS

     The following table presents, for the periods indicated, condensed average balance sheet information for the Company, together with average interest rates earned and paid on the various sources and uses of its funds, the amount of interest income or interest expense, the net interest margin, and net interest spread. The table is arranged to group the elements of interest-earning assets and interest-bearing liabilities, these items being the major sources of income and expense. Nonaccruing loans are included in the table for computational purposes, but the nonaccrued interest thereon is excluded. Tax exempt income is not shown on a tax equivalent basis.


                                                                    Year Ending December 31,
                                              1996                           1995                            1994
                               ---------------------------------------------------------------------------------------------
                                            Interest  Average               Interest  Average               Interest  Average
                               Average      Earned/   Yield/   Average      Earned/   Yield/   Average      Earned/   Yield/
                               Balance<F1>  Paid      Rate     Balance<F1>  Paid      Rate     Balance<F1>  Paid      Rate
                               ---------------------------------------------------------------------------------------------
ASSETS:
INTEREST EARNING ASSETS
Federal Funds Sold             $  3,469     $   183    5.28%    $  2,040     $   116    5.69%   $  1,379     $    54    3.92%
Investment Securities:
 Taxable <F2>                    30,457       1,869    6.14       17,773       1,126    6.34      14,438         691    4.79
 Exempt From Federal
   Taxes<F3>                      6,477         346    5.34       12,121         698    5.76      12,234         708    5.79

Loans, Net <F4>, <F5>           111,052      10,704    9.64      109,372      10,370    9.48     106,408       9,500    8.93
                               --------     -------             --------     -------            --------     -------
Total Interest Earning Assets  $151,455     $13,102    8.65     $141,306     $12,310    8.71    $134,459     $10,953    8.15
Cash and Due From Banks           8,692                            7,522                           8,502
Premises and Equipment, NET       2,185                            2,242                           2,457
Invest. in Development Ventures   4,545                            4,661                           4,745
Accrued Interest Receivable
 and Other Assets                 2,101                            2,368                           2,644
                               --------                         --------                        --------
TOTAL AVERAGE ASSETS           $168,978                         $158,099                        $152,807
                               ========                         ========                        ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

INTEREST-BEARING LIABILITIES:
Interest-Bearing NOW accounts  $ 18,470     $   257    1.39%    $ 18,111     $   229    1.26%   $ 18,871     $   228    1.21%
Savings Deposits and MMDA        55,679       2,105    3.78       56,193       2,333    4.15      46,983       1,596    3.40
Time Deposits                    30,499       1,546    5.07       30,292       1,628    5.37      34,937       1,266    3.62
Time Deposits over $100,000      19,647       1,049    5.34       15,853         873    5.51      15,371         621    4.04
Federal Funds Purchased              80           4    5.00          439          28    6.38          98           5    5.10
Security Repurchase Agreements    1,000          50    5.00          816          44    5.39       1,435          52    3.62
Other Borrower Money              1,885         146    7.75
Subordinated Debentures           3,910         308    7.88        4,025         346    8.60       4,025         328    8.15
                               --------     -------             --------     -------            --------     -------
Total Average Interest -
  Bearing Liabilities          $131,170     $ 5,465    4.17%    $125,729     $ 5,481    4.36%   $121,720     $ 4,096    3.37%
                                            -------    ----                  -------    ----                 -------    ----
Noninterest-Bearing DDA's        24,817                           20,794                          20,194
Accrued Interest Payable
 and Other Liabilities              261                              162                             357
                               --------                         --------                        --------
Total Average Liabilities      $156,248                         $146,685                        $142,271
Total Equity                     12,730                           11,414                          10,536
                               --------                         --------                        --------
Total Average Liabilities
 and Shareholders' Equity      $168,978                         $158,099                        $152,807
                               ========                         ========                        ========
Net Interest Spread <F6>                               4.48%                            4.35%                           4.78%
                                                       ====                             ====                            ====
Net Interest Income                         $ 7,637                          $ 6,829                         $ 6,857
                                            =======                          =======                         =======
Net Interest Margin <F7>                       5.04%                            4.83%                           5.10%
                                            =======                          =======                         =======
-------------------------------------------------

<F1>   Average balances are computed principally on the basis of daily balances.
<F2>   The taxable securities yield is computed by dividing interest income
       (annualized on an actual day basis) by average historical cost.
<F3>   The tax equivalent yield on exempt from federal taxes investment securities (tax exemptinvestments) was 7.78%, 8.39% and 8.51% in 1996, 1995 and 1994. The tax equivalent yield is calculatedby dividing the adjusted yield by one minus the Federal Tax rate. The adjusted yield is determined bysubtracting the Tefra penalty from the unadjusted tax exempt investment yield. The unadjusted taxexempt investment yield is computed by dividing tax exempt interest income by their average historicalcost. The Tefra penalty is computed by dividing total interest expense (annualized) by average assets andmultiplying the result by 20% (Tefra disallowance) and 34% (Federal Tax rate).
<F4>   Allowance for loan losses and deferred loans are netted from loans receivable which includes nonaccrual loan balances.
<F5>   Interest income on loans includes fees on loans of $441,000, $486,000 and $620,000 in 1996, 1995 and 1994.
<F6>   Net interest spread represents the average yield earned on interest-
       earning assets less the average rate paid on interest-bearing liabilities.
<F7>   Net interest margin is computed by dividing net interest income by total average interest earning assets.


RATE AND VOLUME VARIANCES

     The following tables set forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in average asset and liability balances (volume) and changes in average yield / interest rate (rate). The change in interest due to both rate and volume has been allocated to change due to rate and volume in proportion to the relationship of absolute dollar amounts in each. Nonaccrual loans are included in total loans outstanding, while nonaccrued interest thereon is excluded from the computation of rates earned. Tax exempt income is not shown on a tax equivalent basis.

     The following tables below illustrate the effect that declining interest rates and volume increases had on net interest income.

                                            1996 Compared to 1995
                                      -------------------------------
                                                     Net
                                        Volume       Rate      Change
                                      -------------------------------
                                            (Dollars in thousands)
Increase (Decrease) in Interest Income:
Federal Funds Sold                       $ 75        ($  8)     $ 67
Taxable Investment Securities             778        (  35)      743
Exempt from Federal Taxes
  Investment Securities                 ( 302)       (  50)    ( 352)
Loans, Net <F1>                           162          172       334
                                         ----         ----      ----
Total Interest Income                    $713         $ 79      $792
                                         ====         ====      ====
Increase (Decrease) in Interest Expense:
Interest-bearing Now Accounts            $  5         $ 23      $ 28
Savings Deposits and MMDA               (  19)       ( 209)    ( 228)
Time Deposits                              10        (  92)    (  82)
Time Deposits over $100,000               203        (  27)      176
                                         ----         ----      ----
Total Interest Expense on Deposits        199        ( 305)    ( 106)
Federal Funds Purchased                 (  18)       (   6)    (  24)
Security Repurchase Agreements              9        (   3)        6
Other Borrowings                          146            0       146
Subordinated Debentures                 (   9)       (  29)    (  38)
                                         ----         ----      ----
Total Interest Expense                    327        ( 343)    (  16)
                                         ----         ----      ----
Net Interest Income                      $386         $422      $808
                                         ====         ====      ====
--------------------------------------

<F1>   Loan fees have been included in the interest income computation.  Loan fees for 1996 and 1995 were $441,000 and $486,000, respectively.


                                           1995 Compared to 1994
                                      -------------------------------
                                                     Net
                                        Volume       Rate      Change
                                      -------------------------------
                                            (Dollars in thousands)
Increase (Decrease) in Interest Income:
Taxable Investment Securities            $211       $  224     $  435
Nontaxable Investment Securities-       (   6)     (     4)   (    10)
Federal Funds Sold                         38           24         62
Loans, Net <F1>                           285          585        870
                                         ----       ------     ------
Total Interest Income                    $528       $  829     $1,357
                                         ====       ======     ======
Increase (Decrease) in Interest Expense:
Interest-bearing Transaction Accounts   ($  8)      $    9     $    1
Savings Deposits                          384          353        737
Time Deposits                           ( 226)         840        614
                                         ----       ------     ------
Total Deposits                            150        1,202      1,352
Federal Funds Purchased                    22            1         23
Security Repurchase Agreements          (  33)          25    (     8)
Subordinated Debentures                     0           18         18
                                         ----       ------     ------
Total Interest Expense                    139        1,246      1,385
                                         ----       ------     ------
Increase (Decr.) in Interest Margin      $389      ($  417)   ($   28)
                                         ====       ======     ======
--------------------------------------

<F1> Loan fees have been included in the interest income computation.  Loan fees for 1995 and 1994 were $486,000 and $620,000, respectively.

INTEREST INCOME ON EARNING ASSETS

     Assets and liabilities grew modestly in 1996. As mentioned above, average interest earning assets grew by $10.1 million in 1996 or 7.2%, compared to a $6.8 million increase in 1995. Average interest-bearing liabilities increased by $5.4 or 4.3% million in 1996 versus growth of $4.0 million in 1995.

     Although average net loans increased by $1.7 million in 1996, the ratio of average net loans to average interest earning assets declined from 77.4% in 1995 to 73.3% in 1996. The other $8.4 million growth in interest earning assets consisted primarily of taxable investment securities, which increased by $12.7 million in 1996. Average Federal Funds accounted for $1.4 million of this increase. Average nontaxable investments decreased by $5.7 million. These changes were a function of additional funds invested as well as a change in the portfolio mix from long term fixed investment to short term fixed securities as well as variable rate securities.

     As mentioned earlier, in 1995 and 1996 the Federal Reserve lowered the key short term rate known as Federal Funds. Other interest rates follow this rate with varying degrees of magnitude (multiplier) and timing (lag). For example, the Prime rate usually changes immediately and by the same degree (multiple of 1.0) as the Federal Funds rate, while the Cost of Funds Index
(COFI) may change by a smaller amount, and this change may occur over a period of six to twelve months. This delay in rate change is known as lag.

     The Federal Funds rate and the Prime rate began 1995 at 5.50% and 8.50%, respectively. In 1995, the Federal Reserve raised the Federal Funds rate by
 .50% to 6.0% on February 1, 1995. Prime immediately increased to 9.0% and remained at that level until early July, when the Federal Reserve began to lower rates. This was the first rate reduction by the Federal Reserve since July 1992 and it was only a .25% reduction. The next and final rate reduction of 1995 occurred on December 20, 1995. At this time, the Federal Funds rate was reduced by another .25% to 5.5%. Prime rate also fell by .25% to 8.5% at this time. The result of the rate changes in 1995 and the subsequent minor rate reduction in February, 1996 was lower average rates in 1996. For example, Prime rate averaged 8.83% in 1995 and 8.27% in 1996. The degree and timing of these changes for each interest rate index utilized by the Company and the Bank and the amount and timing of volume changes for each type of interest earning asset and interest-bearing liability determined the change in interest income and expense in 1996.

     At December 31, 1996, approximately 23.0% of the loans were tied to non-lagging, high multiplier indexes such as Prime rate ($15.7 million) and 1 year treasury indexes ($10.4 million), while 28.2% ($32.0 million) were tied to the lagging certificate of deposit (CD) index and 27.7% ($31.5 million) were tied to the longer lagging COFI index. The remaining 21.1% ($24.0 million) of the loans had fixed rates and therefore were not subject to rate changes.

     In 1996, Prime rate averaged .56% lower than it did in 1995, while the CD index averaged .34% lower, the COFI index averaged .20% lower and the one year treasury index averaged .44% lower. In 1996, although the average for each index was lower in 1996 verses 1995, due to the repricing timing on COFI and CD indexed loans, which adjust every six months based on the index available two months before the adjustment date, the actual yield on loans tied to these indexes increased. In 1996 loans tied to these indexes averaged approximately $63.5 million or 79% of the average $80.7 million in real estate mortgage loans. In 1996 the yield on this loan category increased by .34% Another reason the yield on the loan portfolio is higher than expected, given the lower rates in 1996, is the fact that in 1995 the Bank's nonaccrual loans averaged $1.57 million, lowering the overall loan yield, while in 1996 this figure dropped to $.58 million, still lowering the yield but not to the same degree as occurred in 1995. In 1996, if unrecognized interest on nonaccrual loans had been accrued, such income would have been approximately $7,000 verses $203,000 in 1995. Loan fees, which are included in loan interest income and effect the loan yield, totalled $441,000 in 1996, compared to $486,000 in 1995.

     The aggregate effect of these influences was a 16 basis point increase in net loan yield from 9.48% in 1995 to 9.64% in 1996. The result of the $1.7 million increase in average loan volume and the 16 basis point increase in yield resulted in the $334,000 increase in interest and fee income from loans.

     As mentioned earlier, total average investments increased by $8.4 million in 1996 while the yield on these investments decreased by 14 basis points from 6.08% in 1995 to 5.94% in 1996. Consequently, in 1996 the increase in interest income from investments of $458,000 was a function of increased volume offset slightly by the decreased yield. The increased volume accounted for $551,000, while decreased yield reduced income by $93,000. The $334,000 increase in interest and fee income from loans and the $458,000 increase in interest from investments resulted in the $792,000 increase in total interest income from 1995 to 1996.

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES

     Interest expense also declined in 1996 as lower rates paid offset the increased average volume. As mentioned above, average interest-bearing liabilities increased $5.4 million in 1996 over the average balance in 1995.
In 1996, average time deposits over $100,000 showed the most growth, increasing by $3.8 million from $15.9 in 1995 to $19.7 in 1996. The rate paid of these deposits declined from 5.51% in 1995 to 5.34% in 1996. The increased volume increased interest expense by $203,000 while the lower rate paid reduced expense by $27,000 for a net increase of $176,000. Other borrowed money also experienced growth in 1996. For the first time the Bank borrowed money from the Federal Home Loan Bank to match fund fixed rate loans. In 1996 these funds averaged $1.9 million and resulted in $146,000 in additional interest expense. Interest expense in 1996 on savings and money market demand accounts declined by $228, 000 from the previous year. In 1996 the average balance in this category decreased by $.5 million and the average rate paid decreased by 37 basis points (.37%) from 4.15% in 1995 to 3.78% in 1996.
Within this category is a money management account which is tied to the 91 Day T-Bill rate. In 1996 this account averaged $38.0 million and accounted for $233,000 of the $228,000 net decrease in interest expense within this group. This decline was a result of the 50 basis point drop in the average 91 Day
Bill index from 1995 to 1996. All other average volume changes from 1995 to 1996 were less that $.5 million. The only other significant change in 1996 influencing interest expense was a 30 basis point decrease in the average rate paid on time deposit less than $100,000. This lower rate off-set by a slight increase in volume accounted for a $82,000 reduction in interest expense. Within the remaining interest bearing liabilities categories, interest expense decreased by $28,000 from the prior year mainly due to slightly lower rates.

     The net effect of the above mentioned volume changes and average rates paid was a $16,000 reduction in interest expense, from $5,481,000 in 1995 to $5,465,000 in 1996. The combined effect of this $16,000 reduction in interest expense and the $5.4 million increased in volume was a 19 basis points (.19%) decline in the average rate paid on average interest bearing liabilities from 4.36% in 1995 to 4.17% in 1996.

     In summary, from 1995 to 1996, interest income increased by $79,000 as a result of increases in interest rates while interest expense decreased by $343,000, resulting in a $422,000 increase in net interest income due to changes in interest rates. Interest income attributed to an increase in volume improved by $713,000, while interest expense attributed to increased volume rose by $327,000, for a increase in net interest income attributed to volume of $386,000. This increase and the $422,000 increase in net interest income due to interest rate changes resulted in a $808,000 increase in net interest income. Net interest income was $7,637,000 in 1996 versus $6,829,000 in 1995 and $6,857,000 in 1994.

NONINTEREST INCOME AND EXPENSE

     Noninterest income was $2,032,000 (1.20% of average assets) in 1996 compared to $2,178,000 in 1995, a $146,000 (6.7%) decrease. Service charges on deposit accounts increased by $24,000 in 1996 over 1995 and $26,000 in 1995 over 1994. Other fees and charges increased by $167,000 in 1996 after increasing by $22,000 in 1995. In 1996 the Company recognized $157,000 in fee income from the sale of $1.8 million in SBA guaranteed loans. This accounted for 94% of the increase in other fees and charges. In 1995 the Bank did not recognize any fee income from the sale of SBA guaranteed loans.

     Income from real estate development ventures increased by $61,000 to $542,000 in 1996 from $481,000 in 1995 and $485,000 in 1994. The sole real estate development venture in 1995 and 1996 was Pacific Plaza East, a 100% occupied 32,000 square foot commercial office building in Vacaville, California. The increase in 1996 is attributed to rent increases in a majority of the suites. A substantial reduction in gains from the sale of securities offset all of the increases discussed above and accounts for the $146,000 decline in noninterest income. In 1996 gains on sale of securities totalled $83,000 a decline of $398,000 from the $481,000 earned in 1995.

     The table below depicts the changes in noninterest income from period to period.

                                                  Year Ended December 31,
                               ---------------------------------------------------------
                                 1996      1995   Incr. /       1995      1994   Incr. /
                                                  (Decr.)                        (Decr.)
                               ---------------------------------------------------------
                                                  (Dollars in thousands)
Noninterest Income:
Service Charges on Deposit     $  843    $  819    $ 24       $  819    $  793    $ 26
Other Fees and Charges            564       397     167          397       375      22
                               ------    ------    ----       ------    ------    ----
Subtotal                        1,407     1,216     191        1,216     1,168      48
Income From Real Estate
 Development Ventures             542       481      61          481       485     ( 4)
                               ------    ------    ----       ------    ------    ----
Subtotal                        1,949     1,697     252        1,697     1,653      44
Gain on the
 Sale of Securities                83       481   ( 398)         481         9     472
                               ------    ------    ----       ------    ------    ----

Total                          $2,032    $2,178   ($146)      $2,178    $1,662    $516
                               ======    ======    ====       ======    ======    ====
----------------------------------


     In 1996, noninterest expense totalled $6,781,000, an increase of $151,000 over 1995's total of $6,630,000, which was $152,000 more than the $6,478,000 reported in 1994. One measure of efficiency is the ratio of noninterest expense to average assets. This ratio has improved the last three years, from 4.24% in 1994 to 4.19% in 1995 and finally to 4.01% in 1996.

     In 1996, salaries and benefits increased by $205,000 from $3,137,000 in 1995 to $3,342,000 in 1996. In 1995 salaries and benefits decreased by $11,000 from 1994's figure. Salary expense in the new branch along with increased bonuses accounted for about half of the increase. Normal salary increases and a nominal increase in the number of employees accounted for the remaining difference.

     Occupancy expense decreased by $8,000 (1%) in 1996 from 1995's total, which was $41,000 higher than the 1994 figure. In January 1996, the Bank renegotiated an annual reduction in rent of $25,000 for its Fairfield Branch in exchange for an extended term of 41/2 years.

     Other noninterest expense declined by 4.2% or $78,000 in 1996 from the figure reported in 1995, after increasing by $116,000 (6.7%) in 1995 over the 1994 figure. In 1996, marketing expenses and outside services such as investment banker fees associated with the branch purchase increased by $45,000 and $59,000 respectively. All other expenses as a group increased by $56,000.These increases we more than offset by a significant decrease in FDIC Insurance from $187,000 in 1995 to $2,000 in 1996. In January 1996, the FDIC premium was reduced for the Bank to a $2,000 minimum annual fee. Also in 1996, net gains or losses from the sale of other real estate owned (OREO) and OREO operating expenses declined by $53,000. In total, other noninterest expenses declined in 1996 to $1,773,000 from $1,851,000 in 1995.

The major components of noninterest expense are as follows:

                                              Year Ended December 31,
                            --------------------------------------------------------
                                    Net Income                    Net Income
                              1996     1995   Incr. /      1995     1994     Incr. /
                                              (Decr.)                        (Decr.)
                            --------------------------------------------------------
                                   (Dollars in thousands)
Noninterest Expense:
Salary and Benefits          $3,342    $3,137   $205      $3,137    $3,148   ($ 11)
Occupancy, Furniture,
   Fixtures and Equipment     1,366     1,374  (   8)      1,374     1,333      41
Other Noninterest Exp.        1,773     1,851  (  78)      1,851     1,735     116
Expenses from
  Real Estate Development       300       268     32         268       262       6
                             ------    ------   ----      ------    ------    ----
Total
  Noninterest Expenses       $6,781    $6,630   $151      $6,630    $6,478    $152
                             ======    ======   ====      ======    ======    ====
-------------------------------------------

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $411,000 in 1996 compared to $324,000 in 1995 and $256,000 in 1994. The Bank experienced net charge-offs of $468,000 in 1996, or .42% of average loans, compared to $274,000, or .25% of average loans, in 1995 and $238,000, or .22% of average loans, in 1994.

     The $411,000 provision, when deducted from the net interest income figure of $7,637,000, resulted in net interest income after provision for loan losses of $7,226,000 for 1996. This amount, which is $721,000 higher than the $6,505,000 reported in 1995, represents a return on average assets of 4.27% in 1996. In 1995 and 1994, this ratio was 4.11% and 4.32%, respectively.


INCOME BEFORE PROVISION FOR INCOME TAXES

     The result of a 4.27% ratio of adjusted net interest income to average assets, a 1.20% noninterest income ratio and a 4.01% noninterest expense ratio, resulted in a ratio of Income before Provision for Income Taxes to average assets of 1.46%. This is an improvement of .16% from 1.30% in 1995 which in turn was a .13% improvement over the 1.17% reported in 1994.

     The $721,000 increase in net interest income after provision for loan losses, the $146,000 decrease in noninterest income and the $151,000 increase in noninterest expenses improved income before provision for income taxes by $424,000 to $2,477,000 in 1996 from $2,053,000 in 1995. This 1995 figure was
$268,000 higher than the $1,785,000 reported in 1994.

NET INCOME

     The Company recorded $918,000 in provision for income taxes in 1996 versus $648,000 in 1995 and $564,000 in 1994. The tax provisions reduced income to $1,559,000, $1,405,000 and $1,221,000 for 1996, 1995 and 1994,
respectively.

     The before tax ROA was 1.46% in 1996. After deducting the provision for income taxes, .54% of average assets, ROA in 1996 was .92%.

     Management is not aware of any trends, events or uncertainties that have had or that are reasonably expected to have a material impact on liquidity, capital resources, or revenues or income from continuing operations. The company is also not aware of any current recommendations by any regulatory authority which, if they were implemented, would have such an effect.

LOAN PORTFOLIO

     The Association of Bay Area Governments (ABAG) projects Solano County to have the largest percentage increase in population growth between 1995 and 2015 of all the Bay Area counties. They further estimate that Solano's population will be 531,700 by the year 2015, which is an increase of 40%. Job growth in Solano County is projected to increase by 68% during this same time period.

     Contra Costa County is also slated for substantial growth over the next 15 years. Contra Costa's population is projected to grow from 882,700 in 1995 to 1,169,400 by 2015, representing a 32% increase. A 50% increase in jobs and a 3% increase in the mean household income, bringing it to $95,800, is projected by the year 2015.

     The economic climate of Solano and Contra Costa counties remains strong due to its prime locale between San Francisco and Sacramento, a plentiful supply of natural resources, an extensive transportation network, and the enviable quality of life which exist due to the availability of affordable homes, clean and safe communities, a comfortable climate all within easy reach of many recreational and cultural activities.

     The following table shows the composition of the loan portfolio by major category of loan as of the dates indicated:

                                              Year Ended December 31,
                              ----------------------------------------------------
                                1996       1995       1994       1993       1992
                              ----------------------------------------------------
Loan Categories:                              (Dollars in thousands)
Real Estate Mortgage:
   Commercial                 $ 64,634   $ 61,942   $ 60,206   $ 56,401   $ 52,977
   Residential                  17,612     15,456     19,272     18,063     18,064
                              --------   --------   --------   --------   --------

Total Real Estate Mortgage      82,246     77,398     79,478     74,464     71,041
   Commercial                    8,926      9,908      9,348     10,269     11,363
   Real Estate Construction      6,408      9,553      9,433      9,723      9,878
   Consumer                     16,045     14,265     12,937     13,252     12,640
                              --------   --------   --------   --------   --------
Total Loans                    113,625    111,124    111,196    107,708    104,922
   Less
     Allowance for Loan Losses   1,101      1,158      1,108      1,090        933
     Deferred Loan Fees            599        732        940        892        967
                              --------   --------   --------   --------   --------
Net Loans                     $111,925   $109,234   $109,148   $105,726   $103,022
                              ========   ========   ========   ========   ========
---------------------------------------

     The loan portfolio consists of: (1) commercial loans; (2) real estate construction loans; (3) consumer loans (loans to individuals for household, family and other personal expenditures, including revolving equity loans); and
(4) real estate mortgage loans. These categories accounted for approximately 8%, 6%, 14% and 72%, respectively, of the total loan portfolio at December 31, 1996. Loans are generally made to persons or businesses with whom it has an existing relationship or anticipates developing such a relationship.

     Because loans are the highest yielding assets, maximizing the loan-to-deposit ratio increases interest income, however, in order to prudently manage its liquidity, the loan policy calls for it to maintain a loan-to-deposit ratio between 70% and 85%. The loan-to-deposit ratio was 67% and 78% at December 31, 1996 and December 31, 1995, respectively. The ratio declined significantly at year end 1996 due to the addition of approximately $15.5 million in deposits purchased from Tracy Federal Savings Bank without corresponding loan balances.

     With certain exceptions, the Bank is permitted under applicable law to make loans which are unsecured to single borrowers in aggregate amounts of up to 15% of the sum of the Bank's total capital, including subordinated debt, and allowance for possible loan losses for unsecured loans (as defined for regulatory purposes), and up to 25% of such sum in the aggregate for unsecured and secured loans (as defined for regulatory purposes). As of December 31, 1996, these lending limits were approximately $2,652,000 for unsecured loans and $4,420,000 for unsecured and secured loans. The Bank sells participations in its loans where necessary to stay within its lending limits. However, the unsecured limit is used as a guideline for the maximum amount it will lend to any one borrower on a secured basis.

REAL ESTATE MORTGAGE LOANS

     Real estate mortgage loans consist primarily of loans secured by commercial real property and by first liens on single-family residential properties.

     As of December 31, 1996, outstanding commercial mortgage loans totalled $64,634,000, or 57% of total loans. This represents an increase in outstanding balances of $2,692,000 since year end 1995. Of these loans $55.0 million were adjustable rate loans while $9.6 million had fixed rates. These loans are secured by first or second deeds of trust on both owner occupied and nonowner occupied commercial properties, and generally have 5 to 15 year maturities with 15 to 25 year amortizations. The Bank generally conducts market rent surveys and requires all borrowers to meet minimum debt service ratios. The Bank also makes loans in conjunction with Small Business Administration ("SBA") sponsored programs. With the SBA 504 program, the Bank takes a first deed of trust on the property generally at a loan to value ratio of 50%. The SBA then makes an additional loan in second position of up to 40% of value. With the SBA 7A program, the Bank makes commercial loans for the purchase of inventory, equipment, or real estate or to fund working capital, and the SBA provides a guaranty up to 90% of the loan amount.

     As of December 31, 1996, residential mortgage loans totalled $17,612,000, or 15% of total loans. This loan category increased $2,156,000 over the $15,456,000 outstanding at December 31, 1995. These loans were secured by first or second deeds of trust predominately by property in Solano County. Of these loans, $2.3 million or 13% were fixed rate mortgage loans having original terms ranging from one to 30 years, with the majority having remaining terms of less than 5 years. The other $15.3 million or 87% were held as adjustable rate mortgages which are adjusted either semiannually or annually based on either the COFI Index or the CD Index (the secondary market monthly average interest rate or yield for large negotiable certificates of deposit ($100,000 or more with maturity of one month)). The above loans consist of 1-4 family residential loans, multi-family loans, second mortgage loans, and loans on improved single family lots. The majority of the residential mortgage loans have been underwritten for the portfolio, and such loans do not necessarily meet standard underwriting criteria for sale in the secondary market. The Bank uses certain of the credit underwriting criteria applicable to loans for sale in the secondary market, but chooses not to use certain other underwriting criteria which in the opinion of management do not materially affect credit quality. The loan to appraised value ratio is generally 80% or less when originated. The Bank does not generally make residential real estate loans on a negative amortization basis.

COMMERCIAL LOANS

     Commercial loans consist primarily of financing for businesses and professionals in Solano County. At December 31, 1996, these loans totalled $8,926,000, or 8% of total loans. This figure is $982,000 less than the figure reported December 31, 1995. The commercial loans are diversified as to industries and type of businesses with no material industry concentration. Commercial borrowers generally have deposit relationships with the Bank. Commercial loans are made for the purposes of providing working capital, financing the purchase of equipment or inventory and for other business purposes. Such loans include loans with maturities ranging from thirty days to twelve months and "term loans" which are loans with maturities normally ranging from one to seven years. Short-term business loans are generally used to finance current transactions and typically provide for periodic interest payments, with principal being payable monthly, quarterly or at maturity.
Term loans normally provide for floating interest rates, with monthly payments of both principal and interest. In 1996, the Bank began offering an additional service to its commercial customers called Business Manager. Under this program account receivables are purchased from its customer for a discount fee. At December 31, 1996, Business Manager loans totalled $555,000.

     In commercial lending, the amount of losses as a percentage of outstanding loans can vary widely from period to period and is particularly sensitive to the fluctuations caused by changing economic conditions. Charged off commercial loans totalled $104,000 and $217,000 in 1995 and 1996, respectively.

REAL ESTATE CONSTRUCTION LOANS

     Real estate construction loans are made to finance the construction of commercial and single-family residential property and, typically, have short maturities. Construction lending involves certain risks not inherent in other forms of real estate financing. The Bank does not require construction loan borrowers to obtain commitments for permanent takeout financing from other lenders. As a result, the Bank may be required to grant permanent financing or extend its construction loans beyond anticipated maturity periods in times of rising interest rates or reduced availability of permanent financing from other lenders. At December 31, 1996 there were eight such permanent financing loans totaling approximately $2,100,000.

     Currently there are 51 construction loans with an average balance of approximately $126,000. As of December 31, 1996, these loans totalled $6,408,000, or 6% of the loan portfolio. This is $3,145,000 lower than the figure reported as of December 31, 1995.

     Construction loans are funded on a line-item, percentage of completion basis. As the builder completes various line items (foundation, framing, electrical, etc.) of the project, or portions of those line items, the work is reviewed by an officer of the Bank. Upon approval from the officer, the Bank funds the draw request according to the percentage completion of the line items that have been approved. Actual funding checks must be signed by an officer of the Bank. Charged off real estate construction loans totalled $72,000 and $181,000 in 1995 and 1996, respectively.

CONSUMER LOANS

     Consumer loans are made for the purpose of financing the purchase of various types of consumer goods, home improvement loans, and other personal loans. Consumer installment loans generally provide for the monthly payment of principal and interest. Most of the consumer installment loans are secured by the personal property being purchased or a second deed of trust on the borrower's residence. As of December 31, 1996, consumer loans totalled $16,045,000, or 14% of the portfolio, an increase of $1,780,000 over the figure reported December 31, 1995.

LOAN COMMITMENTS

     In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the financial statements. As of December 31, 1996, outstanding undisbursed loan commitments totalled approximately $14.4 million. In the opinion of management, annual review of the commercial credit lines and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. The undisbursed loan commitments include $3.0 million, or 34% of the outstanding, of commercial loans, $1.8 million, or 27% of the outstanding, of real estate construction loans, and $9.6 million, or 60% of outstanding, of consumer loans. Undisbursed commercial loan commitments represent primarily business lines of credit. Undisbursed construction commitments represent undisbursed funding on construction projects in process. The consumer loan commitments represent approved, secured (equity) lines of credit, and unsecured personal lines of credit.

     Standby letters of credit outstanding aggregating $649,000 and $407,000 at December 31, 1996 and 1995, respectively.

ASSET QUALITY

     The risk of nonpayment of loans is inherent in commercial banking. To some extent, the degree of perceived risk is taken into account in establishing the loan structure, the interest rate and security for specific loans and various types of loans. The Bank also attempts to minimize its credit risk exposure by use of thorough loan application, approval and review procedures.

     The primary risk elements considered by management with respect to each installment and conventional real estate loan are the lack of timely payment and the value of the collateral. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. As the majority of the loan portfolio is held in real estate related loans and in light of the continuing economic downturn, particular attention is given to factors affecting the real estate markets. The primary risk elements considered by management with respect to real estate construction loans are fluctuations in real estate values in the Company's market areas, fluctuations in interest rates, the availability of conventional financing, the demand for housing in the Company's market areas, and general economic conditions. The primary risk elements with respect to commercial loans are the financial condition of the borrower, general economic conditions in the Company's market area, the sufficiency of collateral, the timeliness of payment, and, with respect to adjustable rate loans, interest rate fluctuations.

     Because the Bank lends primarily within its market area, the real property collateral for its loans is similarly concentrated, rather than diversified over a broader geographic area. The Company could, therefore, be adversely affected by a decline in real estate values in Solano County, even if real estate values elsewhere in Northern California or California generally remained stable or increased. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews the existence of collateral and its value.

     The Bank places an asset on nonaccrual status when one of the following events occur: any installment of principal or interest is 90 days or more past due (unless in management's opinion the loan is well secured and in the process of collection), management determines the ultimate collection of principal or interest on a loan to be unlikely, it takes possession of the collateral (in the case of real estate collateral, referred to as "OREO"), or the terms of a loan have been renegotiated to less than market rates due to a serious weakening of the borrower's financial condition.

      With respect to the policy of placing loans 90 days or more past due on nonaccrual status, unless the loan is well secured and in the process of collection, a loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. When a loan is placed on nonaccrual status, the general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable. Where the collectibility of the principal or interest on a loan is considered to be doubtful by management, it is placed on nonaccrual status prior to becoming 90 days delinquent. For loans where the collateral has been repossessed, the property is classified as OREO or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.

     The following table sets forth the amount of the nonperforming assets as of the dates indicated.

                                               Year Ended December 31,
                                   --------------------------------------------------
                                    1996      1995       1994      1993       1992
                                   --------------------------------------------------
                                                (Dollars in thousands)
Nonperforming Assets:
   Nonaccrual Loans                 $ 70     $1,049     $1,258     $179      $  490
   Accruing Loans Past
    Due 90 Days or More               67         78        496      127         285
                                    ----     ------     ------     ----      ------
Total Nonperforming Loans            137      1,127      1,754      306         775
   In-Substance Foreclosures           0          0          0        0         219
   Other Real Estate Owned           150        182        374      389         304
                                    ----     ------     ------     ----      ------
Total Nonperforming Assets          $287     $1,309     $2,128     $695      $1,298
                                    ----     ------     ------     ----      ------
Performing Restructured Loans       $974     $  470     $    0     $946      $  943
Allowance for Loan Losses
     to Nonperforming Loans          804%       103%        63%     356%        120%
Allowance for Loan Losses
     to Nonperforming Assets         384%        88%        52%     157%         72%
Allowance for Loan Losses
     to Nonperforming Assets
     and Performing
     Restructured Loans               87%        65%       52%       66%         42%
Nonperforming Loans
     to Total Assets                 .07%       .70%     1.12%      .21%        .56%
Nonperforming Assets
     to Total Assets                 .15%       .82%     1.36%      .47%        .94%
Nonperforming Assets and
     Performing Restructured
     Loans to Total Assets           .66%      1.11%     1.36%     1.10%       1.63%
-----------------------------

     At December 31, 1996 and 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 was approximately $2,648,000 and $1,602,000. The total allowance for loan losses related to these loans was $278,000 and $309,000 at December 31, 1996 and 1995. For the years ended December 31, 1996 and 1995, the average recorded investment in loans for which impairment has been recognized was approximately $1,218,000 and $1,641,000. During the portion of the year that the loans were impaired, the Company recognized interest income of approximately $28,000 and $12,000 for cash payments received in 1996 and 1995.

     Interest income on nonaccrual loans which would have been recognized if all such loans had been current in accordance with their terms totalled $7,000, $203,000 and $19,000 in 1996, 1995 and 1994, respectively.
Nonperforming assets declined to $287,000 or .15% of total assets, at December 31, 1996, from $1,309,000 or .82% of total assets, at December 31, 1995.

     Included in the impaired loans above were seven nonaccrual loans to four borrowers totalling $1,049,000 at December 31, 1995. In 1996 the Bank received payments totalling $837,000 from these borrowers, generated from the sale of the underlying collateral. The difference of $212,000 was charged off. At December 31, 1996 there were three nonaccrual loans to two borrowers totalling $70,000. The Company expects the loss, if any, on these loans to be minimal.

     At December 31, 1995, OREO consisted of two foreclosed real estate properties with a carrying value of $182,000. This consisted of a commercial property in Vallejo, California and five (5) unimproved residential lots in Vallejo, California. The residential lots had carrying value of $32,000 at December 31, 1995. These lots were sold in 1996 for $18,000 causing the Company to realize a $14,000 loss. At December 31, 1996, OREO consisted of the commercial property in Vallejo with a carrying value of $150,000.

     At December 31, 1995, there was one performing restructured loan for $470,000. This loan is secured by a shopping center and was appraised "as is" for $434,000 in September 1996. The center is currently 69% occupied. The loan was restructured in December 1995 to receive principle based upon the original amortization schedule while the interest rate was reduced to approximately 3%. At the time of restructuring, approximately $10,500 in past due interest was forgiven. The new terms were extended to the borrower for two terms of six months each, at which time management will reevaluated the project's cash flow and the borrower's situation. The most recent six month restructuring occurring in December 1996, increased the interest rate to 7.72%. At December 31, 1996 the outstanding balance was $412,000 as a result of a $46,000 write down and a $12,000 principal reduction received from the borrower. Currently, the borrower is in compliance with the terms of the restructure and was actively marketing this shopping center to increase occupancy and cash flow.

     In December, 1996 another commercial real estate loan was added to the performing restructured loan category. At December 31, 1996 the outstanding balance on this loan was $562,000 bringing the total of performing restructured loans to $974,000. This additional restructured loan is secured by a 7,500 square foot commercial office building. The borrowers recently lost a tenant who had occupied approximately 36 percent of the building increasing the vacancy to approximately 63 percent. This loan has been restructured on a month to month basis to receive principal based on the original amortization schedule while the interest rate was reduced to approximately 6.79%. The borrower has informed management there are a number of prospective tenants considering leasing space in the building. The borrow has indicated based on their financial strength and a 62% occupancy level they will be able to service the original terms of the loan. Currently, the borrower is in compliance with the terms of the restructure and was actively marketing this office building to increase occupancy and cash flow.

     Although any potential increase in the volume of nonperforming assets will depend, upon other events, upon the economic environment, in addition to the assets described above, the Bank has identified loans, totalling $2,027,000, where known information about the possible credit problems of the borrowers cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may become nonperforming in the future. This total consists of ten loans to five borrowers. Four loans totalling $178,000 to two borrowers are secured by Second Deed of Trust on single family residences. Notices of default were filed on these properties in December 1996 and February 1997. Due to loan to value and marketability of these properties minimal loss is expected. One loan for $93,000 is secured by a First Deed of Trust on a single family residence. Notice of Default was filed January 1997. The Bank believes the loss exposure is minimal. The Bank has an unsecured loan for $15,000 and a real estate secured loan for $78,000 to one borrower. Based on the borrower's financial condition the unsecured loan may result in a loss and the secured loan may result in a minimal loss. The other four loans to two borrowers are secured by commercial real estate properties. The outstanding balance at December 31, 1996 for these two borrowers was $1,663,000 one for $444,000 and one for $1,219,000.

     The two loans totalling $444,000 are secured by the two remaining suites in an eight unit medical condominium office building in Vacaville, California. The borrower has leased one of the units and the Bank has financed the tenant improvement costs. Cash flow from this lease will only debt service these loans with interest at approximately 2%. Therefore in February 1997 these loans were restructured for six months at approximately 2% to allow the borrower time to lease or sell the final unit. Once leased or sold the borrower is expected to be able to fully debt service the loan under the original terms.

     The two loans totalling $1,219,000 are secured by a commercial office/warehouse building in Suisun, California. This building is approximately 29,000 square feet. Management became aware the building was approximately 44% vacant in a meeting with the borrower in January 1997. At that time the loans were restructured, on a month to month basis, at approximately 2.0% to allow the borrower to secure new tenants. The reduction in interest is being deferred and remains an obligation of the borrower. The borrower is currently negotiating with a prospective tenant to lease 6,500 square feet. When the above mentioned lease is signed the building will be approximately 79 percent occupied. The Bank believes the borrower will be able to fully debt service the loan under the original terms at the time the building becomes approximately 90% occupied.

     Changes in general or local economic conditions or specific industry segments, rising interest rates, declines in real estate values and acts of nature could have an adverse effect on the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing such loans.

     Other than the loans discussed above, management is not aware of any loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources; or represent material credits about which management is aware of information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

LOAN CONCENTRATIONS

     As of December 31, 1996, the only concentration of loans to any individual, business, or industry exceeding 10% of total loans was Real Estate loans secured by commercial office properties, which represented 24.7% of total loans.

SUMMARY OF THE ALLOWANCE FOR LOAN LOSSES

     The Bank maintains an allowance for loan losses. Additions to the allowance are made by charges to operating expense in the form of a provision for possible loan losses. Where a loss is considered probable, loans are charged against the allowance while any recoveries are credited to the allowance. The allowance for loan losses is maintained at a level determined by management to be adequate, based on the performance of loans in the portfolio, with particular attention to credit risks associated with any loans past due thirty days or more, evaluation of collateral for such loans, historical loan loss experience, examination reports prepared by regulatory agencies, the prospects or net worth of the borrowers or guarantors, anticipated growth in the portfolio, prevailing economic conditions and such other factors which, in the Bank's judgment, deserve consideration in the estimation of possible loan losses.

     The following table provides certain information with respect to the allowance for loan losses as well as charge-offs, recoveries and certain related ratios:

                                                   Year ended December 31,
                                   ----------------------------------------------------
                                     1996       1995        1994       1993      1992
                                   ----------------------------------------------------
                                                   (Dollars in thousands)
Allowance for loan Losses:
Balance at Beginning of Period     $  1,158   $ 1,108    $  1,090   $    933   $    781
Charge Offs:
 Commercial                             217        104         44        142        214
 Real Estate Construction               181         72        146          0          0
 Real Estate Mortgage                    83         31          0         41         26
 Consumer Loans                          15         75         49          4          7
                                   ----------------------------------------------------
Total Charge Offs                       496        282        239        187        247
Recoveries:
 Commercial                               1          2          1         75          0
 Real Estate Construction                25          0          0          0          0
 Real Estate Mortgage                     1          0          0          0          0
 Consumer Loans                           1          6          0          0          2
                                   ----------------------------------------------------
Total Recoveries                         28          8          1         75          2
Net Charge Offs                         468        274        238        112        245
Provision for Loan Losses               411        324        256        269        397
                                   ----------------------------------------------------
Balance at End of Period           $  1,101   $  1,158   $  1,108   $  1,090   $    933
                                   ====================================================
Loans:
Average Loans Outstanding
 During Period (Net)               $111,052   $109,372   $106,408   $105,868   $ 97,244

Total Loans at End of Period       $113,625   $111,124   $111,196   $107,708   $104,922

Ratios:
Net Loans Charged Off to
 Average Loans                          .42%       .25%       .22%       .11%       .25%
Net Loans Charged Off to
 Total Loans at End of Period           .41%       .25%       .21%       .10%       .23%
Net Loans Charged Off to
 Allowance for Loan Losses             42.5%      23.7%      21.5%      10.3%      26.3%
Net Loans Charged Off to
 Provision for Loan Losses            113.8%      84.6%      93.0%      41.6%      61.7%
Allowance for Loan Losses to
 Average Loans                          .99%      1.06%      1.04%      1.03%       .96%
Allowance for Loan Losses to
 Total Loans at End of Period           .97%      1.04%      1.00%      1.01%       .89%
Allowance for Loan Losses to
 Nonperforming Loans                    804%       103%        63%       356%       120%
Allowance for Loan Losses to
 Nonperforming Assets                   384%        88%        52%       157%        72%
Allowance for Loan Losses to
 Nonperforming Assets and
 Performing Restructured Loans           87%        65%        52%        66%        42%
------------------------------------

     The provision for loan losses represents management's determination of the amount necessary to be added to the allowance for loan losses to bring it to a level which is considered adequate in relation to the risk of future losses inherent in the loan portfolio. While it is the policy to charge off in the current period those loans where a loss is considered probable, there also exists the risk of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Because this risk is continually changing in response to factors beyond the control of the Company, such as the state of the economy, management's judgment as to the adequacy of the allowance for loan losses is necessarily an approximate one. Management believes that the allowance for loan losses of $1,101,000 at December 31, 1996, which constituted .97% of total loans, was adequate as an allowance against foreseeable loan losses at that time.

     The following table shows the allocation of the allowance for loan losses and the percent of loans in each category to total loans as of the periods indicated.

                                  December 31, 1996                December 31, 1995
                              -----------------------------------------------------------------
                              Allowance for    % of Loans      Allowance for   % of Loans
                              Loan Losses      in each         Loan Losses     in each
                                               Category                        Category
                                               to Total Loans                  to Total Loans
                              -----------------------------------------------------------------
Loan Categories:                              (Dollars in thousands)
Real Estate Mortgage:
   Residential                 $    192            15%           $    11          14%
   Commercial                       469            57                200          56
                              -----------------------------------------------------------------
Total Real Estate Mortgage          661            72                211          70
Commercial                          214             8                216           9
Real Estate Construction             91             6                434           8
Consumer (Inc. ELOC)                 52            14                 67          13
Unallocated                          83           ---                230         ---
                              -----------------------------------------------------------------
     Total                     $  1,101           100%           $ 1,158         100%
                              =================================================================
-------------------------------------

     The adequacy of the allowance for loan losses is based upon the potential for loss related to specific loans and formula allocations based upon the potential for loss in various categories. Specific allocations are increased or decreased through management's reevaluation of the status of particular problem loans. Provisions for losses which have not been made on a specific basis are based on a formula. Management applies a percentage factor based on loss ratios of the Bank's peers, history of loss, underlying collateral, type of loan and general economic conditions, to the loan categories.

INVESTMENT SECURITIES

     In order to provide investment income and collateral to secure borrowings to meet liquidity and loan requirements, from time to time the Bank purchases United States Treasury securities and obligations of federal agencies as well as obligations of states and their political subdivisions and other securities. Purchases of such securities, as well as sales of Federal funds (short-term loans to other banks) and placement of funds in certificates of deposit with other financial institutions, are also made as alternative investments pending utilization of funds for loans or other purposes.

     Under the investment policy, investment securities may be placed in two categories: "available for sale" and "held to maturity." Securities available for sale provide flexibility to the asset/liability management strategy and may be sold in response to changes in interest rates and to meet liquidity needs.

     The Company accounts for securities investment in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In November 1995, as permitted by additional implementation guidance regarding the previously issued SFAS No. 115, the entire held to maturity portfolio was transferred to available for sale.

     At December 31, 1996 the total reduction in the carrying value of investment securities available for sale was $475,000, along with a reduction to stockholders' equity of $276,000 and a $199,000 increase in deferred tax assets. At December 31, 1996, the amortized cost of available for sale securities totalled $53,044,000, consisting of $9,145,000 variable rate (COFI)
U. S. Government Agency Bonds, $17,963,000 fixed rate short term (less than 5 years) U.S. Treasury and U.S. Government Agency Securities, $19,273,000 in variable rate (Prime rate and 1 year CMT) U. S. Government Agency Bonds, $4,667,000 in fixed rate municipal bonds, $1,506,000 fixed rate long term (greater than 5 years) U.S. Government Agency Bonds and $490,000 in Federal Home Loan Bank (FHLB) stock. As detailed above, holding in both fixed rate short term U.S. agency bonds and variable rate U.S. agency bonds tied to prime and the 1-year CMT index were significantly increased. It also reduced holdings in U.S. Government Agency bonds tied to the lagging COFI index and long term fixed rate municipal bonds.

     At December 31, 1995, the total reduction in the carrying value of investment securities available for sale was $111,000, along with a reduction to stockholders' equity of $65,000 and a $46,000 increase in deferred tax assets. At December 31, 1995, amortized cost of available for sale securities totalled $29,891,000 consisting of $10,361,000 variable rate (COFI) U.S. Government Agency Bonds and $3,999,000 short term fixed rate U.S. Government Agency Bonds, $8,452,000 in variable rate (Prime rate and 1 year CMT) U.S. Government Agency Bonds, $6,961,000 in fixed rate Municipal Bonds and $118,000 in Federal Home Loan Bank (FHLB) stock.

     At December 31, 1996 and 1995, the Company did not have any investment securities designated as held to maturity or considered to be held for trading under the provisions of SFAS No. 115.

     In 1996, $6,719,000 available for sale securities were sold for liquidity purposes, to reduce interest rate risk or in response to changes in interest rates. The Bank also had pay downs on its U.S. Agency bonds (mortgage backed securities) of $2,790,000. The above-mentioned transactions resulted in a pretax profit of $83,000. In addition, $1,626,000 in municipal and U. S. Agency bonds either matured or were called.

     During 1996, the Bank entered into an interest-rate swap agreement with the Federal Home Loan Bank (FHLB). Interest-rate swap agreements involve not only the risk of dealing with counter parties and their ability to meet the terms of the contracts but also the interest-rate risk associated with unmatched positions. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. The notional principal amount of the interest-rate swap outstanding was $10,000,000 at December 31, 1996 and has an original term of five years. Under the agreement, the Bank receives a floating-rate interest payment based on the three-month treasury bill in exchange for payment of a floating-rate interest payment based on the 11th District Cost of Funds Index (COFI) plus .65%. The effect of this agreement was to shorten the lag time in interest rate fluctuations from the COFI index to the treasury bill to enable the Bank to better match the timing of the repricing of certain liabilities. The net interest expense recognized in 1996 was approximately $19,000.

     At December 31,1996, the Company did not have any investment securities issued by a single issuer, which the aggregate book value of such securities exceeded ten percent of stockholders' equity other than those issued by the U.S. Government and U. S. Government agencies and corporations.

     The following table shows the carrying amounts and approximate market values of investment securities available for sale at December 31, 1996 and 1995:

                                            1996                        1995
                                 -----------------------------------------------------
                                  Amortized     Carrying     Amortized     Carrying
                                  Cost          Amount       Cost          Amount
                                               (approx.                   (approx.
                                                Fair Value)                Fair Value)
                                 -----------------------------------------------------
                                                  (Dollars in thousands)
U.S. Treasury Securities and
  Securities of other U.S.
  Government Agencies
  and Corporations                 $47,887        $47,395     $22,812       $22,591
Obligations of States of the
  U.S. and Political Subdivisions    4,667          4,684       6,961         7,071
Other Securities                       490            490         118           118
                                 -----------------------------------------------------
Total                              $53,044        $52,569     $29,891       $29,780
                                 =====================================================
-------------------------------------------

     At December 31, 1996 and 1995, investment securities having carrying amounts of approximately $10,171,000 and $5,170,000, respectively, were pledged to secure public deposits and short-term borrowings and for other purposes required or permitted by law.

     The following table sets forth the maturity distribution and weighted average yield of available for sale securities (other than FHLB stock with a carrying value of approximately $490,000), categorized by type of security, including securities issued by U.S. Government agencies, states and political subdivisions as of December 31, 1996:

                                                          Available for Sale
---------------------------------------------------------------------------------------
                                                        Market          Weighted
December 31, 1996                                        Value        Average Yield<F1>
---------------------------------------------------------------------------------------
                                                        (Dollars in thousands)
U.S. Treasury Securities and
Securities of Government Agencies and Corporations

Due within one year                                     $ 6,016           6.00%
Due after one year but within five years                 12,273           6.40
Due after five years but within ten years                 1,336           7.41
Due after ten years                                      27,770           6.64
                                                        -------           ----
                                                        $47,395           6.52%
                                                        =======           ====
Obligations of States of the
   U.S. and Political Subdivisions(F1)
Due within one year                                     $    60           6.60%
Due after one year but within five years                    867           5.35
Due after five years but within ten years                 2,569           5.05
Due after ten years                                       1,188           5.47
                                                        -------           ----
                                                        $ 4,684           5.24%
                                                        -------           ----
                                                        $52,079           6.41%
                                                        =======           ====
------------------------------

<F1>     The yields shown above for Obligations of States of the U.S. and
Political Subdivisions are not shown on a tax equivalent basis.


DEPOSITS

     Deposits are the primary source of funds. The Bank presently prices its deposit rates to be slightly higher than those offered by the major banks in its market area but competitive with those rates offered by other independent financial institutions with offices in the Company's service areas, based upon a weekly survey of such rates.

     The deposit distribution, in terms of maturity and applicable interest rates, is a primary determinant of the Company's cost of funds and the relative stability of its supply of funds. Deposits are, for the most part, no longer subject to interest rate limitations, and interest rates on such deposits tend to reflect current market rates of interest available to depositors on alternative investments at the time of deposit. At December 31, 1996, the aggregate amount of time, savings and interest-bearing demand deposits was 84% of total deposits. As of December 31, 1996, the Company did not have any foreign deposits, nor, except as noted below, did it have any material concentrations of deposits in any one industry or business. However, the Bank's escrow deposits from a local title company, which are demand deposits, are volatile and occasionally exceeded 5% of total deposits. Such escrow deposits averaged $2,876,000 and $2,280,000 in 1996 and 1995, respectively, and accounted for about 12% and 11% of average demand deposits and 2% of average total deposits during 1996 and 1995. The loss of these escrow deposits would likely require the Bank to replace some or all of such funds with more costly interest-bearing deposits which would likely increase the Company's cost of funds and decrease earnings. At year end 1996, the Bank has had an ongoing deposit relationship with the title company for almost seven years. The Bank does not experience substantial seasonal fluctuations in deposit levels.

     The average rate paid on total deposits for 1996, 1995 and 1994, was 3.32%, 3.58% and 2.72%, respectively.

     The following table, sets forth by time remaining to maturity, domestic time deposits in amounts of $100,000 or more at December 31, 1996:

                                                 (Dollars
          Remaining Maturity:                     in thousands)
          ---------------------------            --------------
          Three Months or Less                      $ 12,313
          Over Three Months through Six Months         3,023
          Over Six Months through Twelve Months        4,466
          Over One Year                                1,079
                                                    --------
               Total                                $ 20,881
                                                    ========
-------------------------

LIQUIDITY AND INTEREST RATE SENSITIVITY

     Management regularly reviews general economic and financial conditions, both external and internal, and determines its position with respect to liquidity and interest rate sensitivity.

     Liquidity is defined as the ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs of its customers without affecting net income. Both assets and liabilities contribute to the liquidity ratio. Assets such as unpledged investment securities, cash and due from banks, time deposits in other banks, Federal Funds sold, loan sales, and loan repayments contribute to liquidity. Cash flows generated are mainly used to fund loans, while investment securities are both a use and a source of funds.

     Of equal significance are the diverse sources comprising the funding base. These include demand deposits, interest-bearing transaction accounts, savings and time deposits, Federal Funds purchased and security repurchase agreements, and borrowings from the Federal Home Loan Bank (FHLB). Additionally, equity and debt provide sources of funds. Capital markets can be utilized by management as a potential funding source.

     Liquidity is measured by various ratios, the most common being the liquidity ratio of cash, time deposits in other banks, Federal Funds sold, and investment securities as compared to total assets. At December 31, 1994 this ratio was 24%. In 1995 and 1996, as loan growth was nominal and securities increased, this ratio increased to 26% and 36%, respectively. Another relevant measure of liquidity is the ratio of total loans to total deposits. This ratio also changed in 1995 and 1996, due to the slow loan growth, dropping from 79% at year end 1994 to 78% and 67% at December 31, 1995 and 1996, respectively. This large drop in the loan to deposit ratio in 1996 was also a function of the Concord branch purchase which added about $15.0 million in deposits and only $.14 million in loans at year end 1996. As of December 31, 1996, the Company through the Bank could borrow up to $8,500,000 from its correspondent banks under informal arrangements should its liquidity needs so mandate. The Bank has made arrangements with the Federal Reserve to borrow funds at the discount window. In addition, the Bank is a member of FHLB where it can borrow approximately $4,500,000. Outstanding borrowings from the FHLB were $2,650,000 at December 31, 1996.

     In the area of interest rate sensitivity management focuses on reducing the impact movements in interest rates would have on interest income and the economic value of the Company. The Company believes that keeping overall risks at a low level achieves optimal performance. The objective is to control risks and produce consistent, high quality earnings independent of fluctuating interest rates. The Board of Directors and the Board Asset / Liability Committee ("ALCO") oversees the establishment of appropriate internal controls which are designed to ensure that implementation of the Asset / Liability strategies remain consistent with Asset / Liability Management Policy objectives. The ALCO consists of all Senior Management and is charged with implementing these strategies.

     A major tool used by this Committee and the Board ALCO is the ALX Asset / Liability computer model. This model, which is run quarterly, measures a number of risks, including liquidity risk, capital adequacy risk, interest rate risk and market risk. The model analyzes the mix and repricing characteristics of interest rate sensitive assets and liabilities using multipliers (the degree interest rates change when federal funds change) and lags (the time it takes rates to change after federal funds rate change). The model simulates the effects of net interest income and market risk when federal funds change. The ALCO committee then uses this information, in conjunction with, current and projected economic conditions and the outlook for interest rates to set loan strategies, investment strategies and funding strategies, which include loan and deposit pricing, volume and mix of each asset and liability category and proposed changes to the maturity distribution of assets and liabilities. The Asset / Liability policy states that the Bank will monitor and limit interest rate risk as follows:

     For a 1% change in the federal funds rate, net interest income (NII) should not change by more than 5% and for a 2% change in the federal funds rate, NII should not change by more that 10%. The policy further states that the Bank will monitor and limit market risk (in a market where interest rates have risen 3%) to 25% of equity capital while maintaining "well capitalized" leverage and risk based capital ratios.

     At December 31, 1996, the "ALX" model showed the Bank was moderately liability sensitive with a NII exposure of $85,000 or 1.1% for a 1% increase in the federal funds rate and a $481,000 or 6.3% exposure in NII for 2% increase. Both of these figures are within policy.

     At December 31, 1996 market risk, as measured by the model, for a 3% increase in market rates, was 17.6 % of equity capital, well within policy, and the market risk adjusted leverage and risk based capital ratios were 5.6% and 11.5%, respectively, also well within policy.

     When the Bank is liability sensitive, as it was at December 31, 1996, management will discontinue or limit the use of longer lagging indexes such as the 11th District Cost of Funds (COFI) for loan pricing and switch to more market sensitive indexes. In the security portfolio, the Bank will switch from fixed rate investments, as well as investment tied to lagging indexes, to short term securities and/or to securities tied to more market sensitive indexes. The Bank will also use interest rate swaps, when appropriate, to reposition the Bank's interest rate risk.

     The following table shows the interest sensitive assets and liabilities gap, which is the measure of interest sensitive assets over interest bearing liabilities, for each individual repricing period on a cumulative basis:

INTEREST RATE SENSITIVITY GAP

                                                         1996
                            ----------------------------------------------------------------
                                                       After
                                                       Three     After
                                            Next Day   Months     One
Assets and Liabilities                      Through     But     Through     After
Which Mature or Reprice:                     Three     Within     Five       Five
                            Immediately<F1>  Months   One Year   Years      Years     Total
                            ----------------------------------------------------------------
                                                  Dollars in Thousands
                            ----------------------------------------------------------------
Federal Funds Sold            $ 6,115       $     --  $     --  $     --  $     --  $  6,115
Investment Securities              --         28,477     6,081    12,766     5,245    52,569
Total Loans                    21,648         40,358    35,878     8,219     7,522   113,625
Total Interest
 Earning Assets                27,763         68,835    41,959    20,985    12,767   172,309
                              =======       ========  ========  ========  ========  ========
Cumulative Interest
 Earning Assets                27,763         96,598   138,557   159,542   172,309   172,309
Interest Bearing
 Transaction Accounts          21,467             --        --        --        --    21,467
Savings Accounts               61,298             --        --        --        --    61,298
Time Deposits                       0         26,813    28,899     4,974        10    60,696
Repurchase Agreements              --            992         0        --        --       992
Other Borrowed Funds                                                         2,650     2,650
Subordinated Debentures            --             --     3,690        --        --     3,690
Total Interest
 Bearing Liabilities           82,765         27,805    32,589     4,974     2,660   150,793
                              =======       ========  ========  ========  ========  ========
Cumulative Interest
 Bearing Liabilities           82,765        110,570   143,159   148,133   150,793   150,793

Interest Rate
 Sensitivity Gap              (55,002)        41,030     9,370    16,011    10,107    21,516
Cumulative Interest
 Rate Sensitivity Gap         (55,002)       (13,972)   (4,602)   11,409    21,516    21,516
Interest Rate
 Sensitivity Gap Ratio <F2>        34%           248%      129%      422%      100%      114%
Cumulative Interest Rate
 Sensitivity Gap Ratio <F3>        34%            87%       97%      108%      114%      114%
-----------------------------------------

<F1>   Includes $9,931,000 in regular savings accounts which are subject to interest rate changes.
<F2>   The interest rate sensitivity Gap Ratio for each time period presented is calculated by dividing the respective total interest earning assets by total interest bearing liabilities.
<F3>   The cumulative interest rate sensitivity Gap ratio, for each time period presented, is calculated by dividing the respective cumulative interest earning assets by cumulative interest bearing liabilities.


     Both the traditional GAP analysis and the asset liability simulation model showed, in the twelve-month period ending December 31, 1996, the Company and the Bank were moderately liability sensitive. In 1996 average interest rates were lower than they were in 1995. The liability sensitive posture had a positive impact on net interest margins as predicted by the asset liability simulation model. Interest rate sensitivity measured by the gap method does not consider the impact of different multipliers and lags. Neither method of measuring interest rate sensitivity takes into account actions that management could take to modify the effect to net interest income if interest rates were to rise or fall, or the behavior of consumers in response to changes in interest rates.

     At year end 1996, the Company had $138,557,000 in assets and $143,159,000 in liabilities repricing within one year, resulting in a cumulative gap ratio of 97%. Stated differently, 3% of interest-rate sensitive liabilities are unmatched through one year. The Company could experience a decrease in its net interest margin if the general level of interest rates were to rise. At year end 1996, the Company had $21,516,000 more in interest rate sensitive assets than it did in interest rate sensitive liabilities. The principal funding source of these assets is $26,882,000 in noninterest bearing deposits which are by definition not sensitive to interest rate changes since they do not earn interest.

MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY OF LOANS

     The following table shows the maturity of commercial loan and real estate construction loans outstanding as of December 31, 1996. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates. Nonperforming loans are included in this table based on nominal maturities, even though the Company may be unable to collect such loans or compel repricing of such loans at the maturity date. Included in the totals are unearned income on such loans, such as deferred loan fees.

                                                           Maturing
                                         -----------------------------------------------
                                                    After One
                                         Within     through      After
                                         One Year   Five Years   Five Years   Total
                                         -----------------------------------------------
                                                     (Dollars in Thousands)
Commercial,                              $ 3,172    $ 4,181      $ 1,573      $ 8,926
Real Estate - Construction                 4,904      1,375          129        6,408
                                         -------    -------      -------      -------
                                         $ 8,076    $ 5,556      $ 1,702      $15,334
                                         =======    =======      =======      =======
Loans maturing after one year with:
Fixed interest rates                                $ 1,829      $   264
Variable interest rates                               3,727        1,438
                                                    -------      -------
                                                    $ 5,556      $ 1,702
                                                    =======      =======
---------------------------------------------------------


CAPITAL RESOURCES

     Capital planning by the Company and the Bank considers current capital needs as well as anticipated future growth and dividend payouts. A determination of whether a Bank is "well capitalized," "adequately capitalized" or "under capitalized" is used by Bank regulators to determine which aspects of federal regulations are applicable to the Bank. For example, FDIC premium rates are now based upon capital levels as well as the Bank's safety and soundness rating.

     The Company raised capital of $321,000 and $114,000 in 1996 and 1995, respectively, through an issuance of common stock pursuant to the exercise of employee stock options and the conversion of debentures.

     The Company and the Bank are subject to minimum capital guidelines issued by the Federal Reserve and the FDIC, respectively, which require a minimum leverage ratio of Tier 1 capital to quarterly average total assets less goodwill of 3% to 5% (the "leverage ratio"). The Company and the Bank are also required to meet a minimum risk based capital ratio of qualifying total capital to risk weighted assets of 8%, of which at least 4% must be in the form of core (Tier 1) capital-common stock less goodwill. The unrealized loss in Available for Sale Securities is excluded when calculating capital ratios. For the Company and the Bank, supplementary (Tier 2) capital consists only of the allowance for loan losses and the debentures (Company) and subordinated notes (Bank). As of December 31, 1996, the Company's and the Bank's leverage ratio were 7.04% and 6.81%. Despite the higher capital, the nearly 20% growth in assets and the addition of $540,000 in goodwill, remaining from the purchase of the Concord Branch in 1996, reduced the leverage ratio from 7.75% at December 31, 1995. The Company's and the Bank's total risk-based capital ratio also declined from 13.71% at December 31, 1995 to 13.55% for the Company and 13.22% for the Bank at December 31, 1996.

     The Company and the Bank must also maintain a 4% ratio of Tier 1 capital to risk weighted assets. As of December 31, 1996, this ratio was 9.92% and 9.60%, respectively, compared to 9.65% in the prior year, both well above the minimum. In October 1992, the FDIC adopted the final rules for implementing the risk-related premium system, where a Bank's safety and soundness rating by a Bank supervisory body and the Bank's capitalization determines which of nine risk classifications is appropriate for an institution. Although the Bank meets all the minimum requirements of each capital ratio, these standards are now the minimum ratios to be considered "adequately capitalized."

     The following tables present the capital ratios for the Company and the Bank and respective regulatory capital adequacy requirements, at December 31, 1996:

Company:                                                   For Capital
                                        Actual           Adequacy Purposes
                               ---------------------   --------------------
                                                        Minimum     Minimum
                                  Amount      Ratio      Amount      Ratio
As of December 31, 1996:
 Total capital
  (to risk weighted assets)    $17,895,000    13.55%   $10,564,000    8.0%
 Tier I capital
  (to risk weighted assets)    $13,104,000     9.92%   $ 5,282,000    4.0%
 Tier I capital
  (to average assets)          $13,104,000     7.04%   $ 7,444,000    4.0%
------------------------------------------

Bank:
                                                                                   To Be
                                                                           Categorized as Well
                                                                            Capitalized Under
                                  For Capital                               Prompt Corrective
                                     Actual             Adequacy Purposes   Action Provisions
                              ---------------------    ------------------- -------------------
                                                        Minimum    Minimum  Minimum    Minimum
                                Amount       Ratio       Amount     Ratio    Amount     Ratio
As of December 31, 1996:
Total capital
 (to risk weighted assets)    $17,416,000    13.22%    $10,540,000   8.0% $13,174,000   10.0%
Tier I capital
 (to risk weighted assets)    $12,647,000     9.60%    $ 5,270,000   4.0%  $7,905,000    6.0%
Tier I capital
 (to average assets)          $12,647,000     6.81%    $ 7,407,000   4.0%  $9,286,000    5.0%
---------------------------------------


SELECTED FINANCIAL RATIOS

     The following table sets forth certain financial ratios for the periods indicated (averages are computed using daily figures):

                                                      Year Ended December 31,
                                                    --------------------------
                                                      1996           1995
                                                    --------------------------
Net earnings to:
     Average interest earning assets                   1.03  %         .99  %
     Average total assets                               .92            .89
     Average stockholders' equity                     12.25          12.31
Cash dividend payment to:
     Net earnings                                     36.00          34.20
     Average stockholders' equity                      4.40           4.20
Tier 1 capital to:
     Quarterly average total assets (less goodwill)    7.04           7.80
Average earning assets to:
     Average total assets                             89.60          89.40
     Average total deposits                          101.60         100.00
Percent of total deposits:
     Net loans                                        65.70          78.80
     Noninterest-bearing deposits                     15.80          15.40
     Interest-bearing deposits                        84.20          84.60
Total interest expense to:
     Total gross interest income                      41.70          44.50
Total risk-based capital to:
     Risk-based assets                                13.55          13.71
Tier 1 capital to:
     Risk based assets                                 9.92           9.65
Average stockholders' equity to:
     Average total assets                              7.53           7.22
------------------------------------------------


SHORT-TERM BORROWINGS

     The Company had no short term borrowings at December 31, 1996.

IMPACT OF INFLATION

     Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetary items. The relatively low proportion of the Company's net fixed assets (less than 4% at December 31, 1996) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.


******************************************************************************


ITEM 7 - FINANCIAL STATEMENTS

     The Financial Statements Required by this Item are set forth following
Item 13 hereof, and are incorporated herein by reference.


******************************************************************************


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


******************************************************************************


PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of the Company (the "Proxy Statement") to be filed with the Securities and Exchange Commission (the "Commission") entitled "Election of Directors" (not including the share information included in the beneficial ownership table nor the footnotes thereto or the subsection entitled "Committees of the Board of Directors").


******************************************************************************


ITEM  10 - EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section of the Proxy Statement entitled "Executive Compensation."


******************************************************************************


ITEM  11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from sections of the Proxy Statement, entitled "Principal Stockholders" and "Election of Directors," as to share information in the table of beneficial ownership and footnotes thereto.


******************************************************************************


ITEM  12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the section of the Proxy Statement, entitled "Certain Relationships and Related Transactions."


******************************************************************************


ITEM  13 - EXHIBITS AND REPORTS ON FORM 8-K

     A)   Exhibits

          See Index to Exhibits at page 45 of this Annual Report on Form 10-KSB, which is incorporated herein by reference.

     B)     Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the last quarter of 1996.

     C) The following is a list of all exhibits filed as part of the Annual Report on Form 10-KSB.

                                                               Sequentially
                                                                   Numbered
Exhibit          Exhibit                                               Page
No.

2.1       Plan of Reorganization and Merger Agreement,
          dated  February 22, 1996 is incorporated by reference
          from the Company's 1995 Annual Report on Form
          10-KSB filed on March 29, 1996.                                *

3.1       Certificate of Incorporation of Registrant, dated
          October 5, 1995 is incorporated by reference
          from the Company's 1995 Annual Report on Form
          10-KSB filed on March 29, 1996.                                *

3.2        By-laws of Registrant is incorporated by reference
          from the Company's 1995 Annual Report on Form
          10-KSB filed on March 29, 1996.                                *

4.1 Indenture, dated as of April 16, 1993, between Continental Pacific Bank and U.S. Trust Company of California,
          N.A. is incorporated by reference from the Company's
          1995 Annual Report on Form 10-KSB filed on March 29, 1996.     *

4.2 First Supplemental Indenture, dated as of October 20, 1995, Amending Indenture dated as of April 16, 1993, between
          Continental Pacific Bank and U.S. Trust Company
          of California, N.A. is incorporated by reference
          from the Company's 1995 Annual Report on Form
          10-KSB filed on March 29, 1996.                                *

4.3 Second Supplemental Indenture, dated as of February 29, 1996, Amending Indenture dated as of April 16, 1993, between
          Continental Pacific Bank, California Community Bancshares Corporation and U.S. Trust Company of California, N.A. is incorporated by reference from the Company's 1995 Annual
          Report on Form 10-KSB filed on March 29, 1996.                 *

10.1      Deferred Compensation Arrangement, as amended is
          incorporated by reference from the Company's 1995 Annual
          Report on Form 10-KSB filed on March 29, 1996.                 *

10.2      Amended and Restated Employment Agreement between
          Walter O. Sunderman and Continental Pacific Bank, dated
          August 1, 1993 is incorporated by reference
          from the Company's 1995 Annual Report on Form
          10-KSB filed on March 29, 1996.                                *

10.3      Amended and Restated Employment Agreement between
          Andrew S. Popovich and Continental Pacific Bank, dated
          August 1, 1993 is incorporated by reference
          from the Company's 1995 Annual Report on Form
          10-KSB filed on March 29, 1996.                                *

10.4      Amended and Restated Agreement Employment Agreement
          between Ronald A. Alfstad and Continental Pacific Bank,
          dated August 1, 1994 is incorporated by reference
          from the Company's 1995 Annual Report on Form
          10-KSB filed on March 29, 1996.                                *

10.5      Employment Agreement between Larry Q. Fletcher and
          Continental Pacific Bank, dated August 1, 1993 is
          incorporated by reference from the Company's 1995
          Annual Report on Form 10-KSB filed on March 29, 1996.          *

10.6      Continental Pacific Bank Supplemental Retirement Plan,
          effective August 1, 1993 is incorporated by reference
          from the Company's 1995 Annual Report on Form
          10-KSB filed on March 29, 1996.                                *

10.7      1990 Amended Stock Option Plan is incorporated by reference from the Company's 1995 Annual Report on Form
          10-KSB filed on March 29, 1996.                                *

10.8      1993 Stock Option Plan is incorporated by reference
          from the Company's 1995 Annual Report on Form
          10-KSB filed on March 29, 1996.                                *

10.9      Lease Agreement, dated July 15, 1993, between
          Conpac Development Corporation and Continental Pacific
          Bank for the Administrative Offices is incorporated by
          reference from the Company's 1995 Annual Report on Form
          10-KSB filed on March 29, 1996.                                *

10.10     Lease Agreement and Addendum, dated May 31, 1983,
          between Ibrahim Dib and Continental Pacific Bank for the Vacaville Branch is incorporated by reference from the Company's 1995 Annual Report on Form
          10-KSB filed on March 29, 1996.                                *

10.11     Lease Agreement and Amendment, dated August 11, 1983,
          between Leon Schiller, Joseph Friend, Ida Friend, Beulah Schiller and Bruch J. Friend and Continental Pacific Bank
          for the Fairfield Branch is incorporated by reference
          from the Company's 1995 Annual Report on Form
          10-KSB filed on March 29, 1996.                                *

10.12 Modification of Lease Agreement, dated December 31, 1987, between Dante A. Madnani, Ernest N. Kettenhofen and Maxine
          M. Campbell and Continental Pacific Bank for the Vallejo
          Branch is incorporated by reference from the Company's 1995
          Annual Report on Form 10-KSB filed on March 29, 1996.          *

10.13     Lease Agreement, dated May 3, 1988, between Albert Morgan
          Family Trust and Continental Pacific Bank for the Benicia
          Branch is incorporated by reference
          from the Company's 1995 Annual Report on Form
          10-KSB filed on March 29, 1996.                                *

10.14 Ground Lease Agreement and Amendment, dated April 4, 1993, between Jepson Parkway Associates L.P. and Continental
          Pacific Bank for the Power Plaza Branch is incorporated
          by reference from the Company's 1995 Annual Report on Form
          10-KSB filed on March 29, 1996.                                *

10.15     Lease Agreement and First Amendment to Lease, dated January
          15, 1993, between BTV Crown Equities, Inc. and Continental Pacific Bank for the Oliver Road Branch is incorporated by reference from the Company's 1995 Annual Report on
          Form 10-KSB filed on March 29, 1996.                           *


10.16 Lease Agreement, dated July 8, 1991, between Vallejo C & R Associates and Continental Pacific Bank for the Park Place Branch is incorporated by reference from the Company's 1995 Annual Report on Form
          10-KSB filed on March 29, 1996.                                *

10.17     Purchase and Assumption Agreement between Tracy
          Federal Bank, F.S.B., and Continental Pacific Bank,
          dated as of May 14, 1996 is incorporated by reference
          from the Company's Current Report on Form
          8-K filed on May 24, 1996.                                     *

10.18     Terms and Conditions of Authorization for Automatic
          Dividend Reinvestment and Common Stock Purchase
          Plan for Shareholders of California Community
          Bancshares Corporation is incorporated by reference
          from the Company's Current Report on Form
          8-K filed on July 15, 1996.                                    *

10.19     Form of Automatic Dividend Reinvestment and
          Common Stock Purchase Plan Agency Agreement
          is incorporated by reference from the Company's
          Current Report on Form 8-K filed on July 15, 1996.             *

10.20     Amendment to Purchase and Assumption Agreement
          between Tracy Federal Bank, F.S.B., and Continental
          Pacific Bank, dated as of October 8, 1996
          is incorporated by reference from the Company's
          Current Report on Form 8-K filed on May 24, 1996.              *

10.21     Lease Agreement, dated August 22, 1996, between
          Salvio Pacheco Square Investors / IRM
          Corporation and Continental Pacific Bank for the
          Concord Branch                                            ---0082---

21.1 The Company's only subsidiary is Continental Pacific Bank, a California banking Corporation

21.2 The Bank's only subsidiary is Conpac Development Corporation, a real estate development business as authorized under California law.

--------------
*     Asterisk denotes documents which have been incorporated by reference.


*************************************************************************


CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARY

Consolidated Financial Statements as of December 31, 1996 and 1995 and for each of the Three Years in the Period Ended
December 31, 1996 and Independent Auditors' Report


*************************************************************************


[LOGO]

Deloitte & Touche LLP
Suite 2000
400 Capitol Mall
Sacramento, CA 95814-4424
Telephone: (916) 498-7100
Facisimile: (916) 444-7963

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
California Community Bancshares Corporation
Vacaville, California

We have audited the accompanying consolidated balance sheets of California Community Bancshares Corporation and subsidiary (Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



/S/ DELOITTE & TOUCHE LLP
--------------------------
February 21, 1996
Sacramento, California

DELOITTE TOUCHE TOHMATSU INTERNATIONAL


************************************************************


CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------

ASSETS                                1996           1995
Cash and due from banks          $ 10,825,000   $ 9,346,000
Federal funds sold                  6,115,000      1,915,000
                                 ------------   ------------
Total cash and cash equivalents    16,940,000     11,261,000

Available for sale securities,
  at fair value                    52,569,000     29,780,000

Loans receivable                  113,625,000    111,124,000
Less:  Allowance for loan losses    1,101,000      1,158,000
       Deferred loan fees             599,000        732,000
                                 ------------   ------------
    Net loans receivable          111,925,000    109,234,000

Premises and equipment,
 net of accumulated depreciation    2,284,000      2,137,000
Investment in
 real estate development            4,483,000      4,607,000
Other real estate owned               150,000        182,000
Goodwill                              540,000
Accrued interest receivable
 and other assets                   2,938,000      2,882,000
                                 ------------   ------------
TOTAL ASSETS                     $191,829,000   $160,083,000
                                 ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
    Noninterest-bearing          $ 26,882,000   $ 21,900,000
    Interest-bearing              143,461,000    120,334,000
                                 ------------   ------------
    Total deposits                170,343,000    142,234,000

Repurchase agreements                 992,000        665,000
Accrued interest payable
 and other liabilities                785,000        897,000
Other borrowed funds                2,650,000
Convertible
 subordinated debentures            3,690,000      4,025,000
                                 ------------   ------------
Total liabilities                 178,460,000    147,821,000

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value,
    Series A, authorized 1,000,000
    shares; none outstanding
  Common stock, $.10 par value;
    authorized 2,000,000 shares;
    outstanding, 994,519 and
    966,153 in 1996 and 1995       11,135,000     10,814,000
  Retained earnings                 2,510,000      1,513,000
  Unrealized loss on available
    for sale securities
    (net of tax effect)              (276,000)      (65,000)
                                 ------------   ------------
Total shareholders' equity         13,369,000     12,262,000
                                 ------------   ------------
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY       $191,829,000   $160,083,000
                                 ============   ============


See notes to consolidated financial statements


*************************************************************************


CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------

                                       1996         1995         1994
INTEREST INCOME:
 Loans and loan fees               $10,704,000  $10,370,000  $ 9,500,000
 Securities:
  Taxable                            1,869,000    1,126,000      691,000
  Exempt from federal taxes            346,000      698,000      708,000
 Federal funds and
  repurchase agreements sold           183,000      116,000       54,000
                                   -----------  -----------  -----------
 Total interest income              13,102,000   12,310,000   10,953,000

INTEREST EXPENSE:
 Deposits                            4,957,000    5,063,000    3,711,000
 Federal funds and
  repurchase agreements purchased       54,000       72,000       57,000
 Convertible subordinated debentures   308,000      346,000      328,000
 Other borrowed funds                  146,000
                                   -----------  -----------  -----------
 Total interest expense              5,465,000    5,481,000    4,096,000
                                   -----------  -----------  -----------
NET INTEREST INCOME                  7,637,000    6,829,000    6,857,000

PROVISION FOR LOAN LOSSES              411,000      324,000      256,000
                                   -----------  -----------  -----------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                  7,226,000    6,505,000    6,601,000
                                   -----------  -----------  -----------
NONINTEREST INCOME:
 Service charges on deposit accounts   843,000      819,000      793,000
 Net gain on sale of
  available for sale securities         83,000      481,000        9,000
 Other fees and charges                564,000      397,000      375,000
 Income from real estate development   542,000      481,000      485,000
                                   -----------  -----------  -----------
 Total noninterest income            2,032,000    2,178,000    1,662,000
                                   -----------  -----------  -----------
NONINTEREST EXPENSES:
 Salaries and employee benefits      3,342,000    3,137,000    3,148,000
 Occupancy                           1,366,000    1,374,000    1,333,000
 Business development                  176,000      137,000      101,000
 Data processing                       118,000      106,000      110,000
 Expenses from
  real estate development              300,000      268,000      262,000
 Other                               1,479,000    1,608,000    1,524,000
                                   -----------  -----------  -----------
 Total noninterest expenses          6,781,000    6,630,000    6,478,000
                                   -----------  -----------  -----------
INCOME BEFORE PROVISION
 FOR INCOME TAXES                    2,477,000    2,053,000    1,785,000

PROVISION FOR INCOME TAXES             918,000      648,000      564,000
                                   -----------  -----------  -----------
NET INCOME                         $ 1,559,000  $ 1,405,000  $ 1,221,000
                                   ===========  ===========  ===========

INCOME PER COMMON
  AND EQUIVALENT SHARE:
 Primary                                 $1.53        $1.41        $1.24
                                   ===========  ===========  ===========
 Fully diluted                           $1.31        $1.22        $1.09
                                   ===========  ===========  ===========
 Weighted average shares used
  to compute income
  per common and equivalent shares:
  Primary                            1,020,814      999,704      983,107
  Fully diluted                      1,323,068    1,315,390    1,298,793

See notes to consolidated financial statements.


*************************************************************************


CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------

                                                                   Unrealized
                                   Common Stock                    Loss on
                            ------------------------               Securities
                                 Number                            Available
                              of Shares                 Retained   for Sale     Shareholders'
                            Outstanding       Amount    Earnings  (Net of Taxes)    Equity
Balance at January 1, 1994      950,964  $10,659,000  $( 156,000) $ (85,000)     $10,418,000

Stock options exercised           4,503       41,000                                  41,000
Cash dividend on common stock                           (477,000)                   (477,000)
Net change in unrealized
    gain (loss) on available
    for sale securities                                            (477,000)        (477,000)
Net income                                             1,221,000                   1,221,000
                                -------  -----------  ----------  ----------     -----------
Balance at December 31, 1994    955,467   10,700,000     588,000   (562,000)      10,726,000

Stock options exercised          10,686      114,000                                 114,000
Cash dividend on common stock                           (480,000)                   (480,000)
Net change in unrealized
    gain (loss) on available
    for sale securities                                             497,000          497,000
Net income                                             1,405,000                   1,405,000
                                -------  -----------  ----------  ----------     -----------
Balance at December 31, 1995    966,153   10,814,000   1,513,000    (65,000)      12,262,000

Stock options exercised           2,094       14,000                                  14,000
Common stock issued on
    conversion of debentures     26,272      307,000                                 307,000
Cash dividend on common stock                           (562,000)                   (562,000)
Net change in unrealized
    gain (loss) on available
    for sale securities                                 (211,000)                   (211,000)
Net income                                             1,559,000                   1,559,000
                                -------  -----------  ----------  ----------     -----------
Balance at December 31, 1996    994,519  $11,135,000  $2,510,000  $(276,000)     $13,369,000
                                =======  ===========  ==========  ==========     ===========

See notes to consolidated financial statements.


*************************************************************************


CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------

                                            1996        1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                               $1,559,000    $1,405,000   $1,221,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization            523,000       516,000      548,000
    Provision for loan losses                411,000       324,000      256,000
    Proceeds from sales of loans                                      1,438,000
    Originations of loans held for sale                              (1,181,000)
    Provision for deferred income taxes      132,000      (268,000)     193,000
    Net gain on sale of
     available for sale securities           (83,000)     (481,000)      (9,000)
    Loss (gain) on sale of
     other real estate owned                  17,000        (8,000)      (1,000)
    Loss on sale of premises
     and equipment                                                       (8,000)
    Effect of changes in:
     Interest receivable
      and other assets                      (541,000)     (294,000)    (413,000)
     Interest payable
      and other liabilities                 (112,000)      390,000       93,000
                                         -----------   -----------   ----------
Net cash provided by
 operating activities                      1,906,000     1,584,000    2,137,000
                                         -----------   -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of
  available for sale securities          (34,275,000)  (23,721,000)  (8,887,000)
 Proceeds from sales of
  available for sale securities            6,635,000    18,468,000    2,401,000
 Proceeds from maturities, calls or
  repayments of available
  for sale securities                      4,416,000     6,558,000    2,483,000
 Purchases of held to
  maturity securities                                   (1,493,000)    (502,000)
 Proceeds from maturities or calls
  of held to maturity securities                         1,735,000      365,000
 Net change in loans receivable           (3,192,000)     (710,000)  (3,815,000)
 Proceeds from sales of
  other real estate owned                    105,000       500,000      153,000
 Purchases of premises and equipment        (592,000)     (194,000)    (607,000)
 Proceeds from sales of
  premises and equipment                      14,000        17,000       12,000
 Change in investment in
  real estate development                    124,000       111,000       48,000
                                         -----------   -----------   ----------
Net cash provided by (used in)
 investing activities                    (26,765,000)    1,271,000   (8,349,000)
                                         -----------   -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits:
  Noninterest bearing                      4,982,000       475,000   (2,502,000)
  Interest bearing                        23,127,000     1,032,000   12,108,000
 Net change in repurchase agreements         327,000       (82,000)  (1,822,000)
 Net change in other borrowed funds        2,650,000
 Cash dividends paid                        (562,000)     (480,000)    (477,000)
 Cash proceeds from
  stock options exercised                     14,000       114,000       41,000
                                         -----------   -----------   ----------
Net cash provided by
 financing activities                     30,538,000     1,059,000    7,348,000
                                         -----------   -----------   ----------

INCREASE IN CASH AND CASH EQUIVALENTS      5,679,000     3,914,000    1,136,000

CASH AND CASH EQUIVALENTS:
 Beginning of year                        11,261,000     7,347,000    6,211,000
                                         -----------   -----------   ----------
 End of year                             $16,940,000   $11,261,000   $7,347,000
                                         ===========   ===========   ==========

See notes to consolidated financial statements.(Continued)


*************************************************************************


CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Concluded)
----------------------------------------------------------

                                                           1996          1995          1994
ADDITIONAL INFORMATION:
 Common stock issued on conversion of debentures
  net of debenture offering costs of $28,000 in 1996   $    307,000
                                                       ============
 Transfer of securities from held to maturity to
  available for sale                                                $12,087,000
                                                                    ===========
 Transfer of foreclosed loans  from loans receivable
  to other real estate owned                           $    100,000  $  341,000    $  157,000
                                                       ============ ===========    ==========
 Cash Payments:
        Income tax payments                            $    738,000  $  896,000    $  557,000
                                                       ============ ===========    ==========
        Interest payments                              $  5,443,000  $5,465,000    $4,046,000
                                                       ============ ===========    ==========

See notes to consolidated financial statements.


*************************************************************************


CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------


1.    SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations - California Community Bancshares Corporation was incorporated in Delaware on October 5, 1995 for the purpose of becoming a bank holding Company registered under the Bank Holding Company Act of 1956. On February 29, 1996, pursuant to a plan of reorganization and agreement of merger, resulting in the Bank becoming the wholly-owned subsidiary of the Company, the Company issued 967,902 shares of its common stock for all of the outstanding common stock of the Bank. The Company's wholly-owned subsidiary, Continental Pacific Bank (Bank) commenced banking operations on November 14, 1983. The merger has been accounted for as a reorganization of entities under common control (similar to a pooling-of-interests). Additionally, during 1996, the Company purchased from a bank approximately $15,500,000 in deposits and certain leasehold improvements and equipment and assumed the building lease of a branch located in Concord, California, for approximately $820,000. The leasehold improvements and equipment were recorded at fair value and the excess of the amounts paid over the fair value was recorded as goodwill. The Company operates eight branches in Solano and Contra Costa Counties in Northern California. The Company's primary source of revenue is through providing loans to customers, who are predominately small and middle market businesses and middle income individuals.

    General - The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing practices within the banking industry.
The Company follows the accrual method of accounting.

    Use of Estimates in the Preparation of Financial
Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The more significant accounting and reporting policies are discussed below.

    Consolidation - The consolidated financial statements include California Community Bancshares Corporation and its wholly-owned subsidiary, Continental Pacific Bank and its wholly-owned subsidiary, Conpac Development Corporation.
All material intercompany accounts and transactions have been eliminated in consolidation.

    Cash and Cash Equivalents - For purposes of the statements of cash flows, cash and cash equivalents have been defined as cash, demand deposits with correspondent banks, cash items in transit and federal funds sold.
Generally, federal funds are sold for one-day periods. Cash equivalents have remaining terms to maturity of three months or less from the date of acquisition.

    Securities Investments - The Company accounts for securities investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The
Company's policy with regard to investments is as follows:

    Available for Sale Securities are carried at fair value. Unrealized gains and losses resulting from changes in fair value are recorded, net of tax, as a separate component of shareholders' equity. Gains or losses on disposition are recorded in other operating income based on the net proceeds received and the carrying amount of the securities sold, using the specific identification method.

    The Company does not have any investment securities considered to be held to maturity or held for trading under the provisions of SFAS 115.

    Financial Instruments - All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading. Interest rate exchange agreements (swaps) are used by the Company as part of their asset/liability management activities to reduce its exposure to certain lags and fluctuations in interest rates and are accounted for using the accrual method. Net interest income or expense resulting from the differential between exchanging floating interest payments based on different indices is recorded on a current basis.

    Loans Receivable - Loans are reported at the principal amount outstanding adjusted for any specific charge-offs.
Interest on loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding.

    Loan fees and certain related direct costs to originate loans are deferred and amortized to income by a method that approximates a level yield over the contractual life of the underlying loans.

    The accrual of interest on impaired loans is discontinued when reasonable doubt exists as to the full and timely collection of interest and principal, or when a loan becomes contractually past due by 90 days or more with respect to interest or principal (unless the loan is well secured and in the process of collection) and such loans are designated as nonaccrual loans. When a loan is placed on nonaccrual status, all accrued but unpaid interest revenue is reversed by a charge to earnings. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is determined by management to be probable. Interest accruals are resumed on such loans when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

    Allowance for Loan Losses - The Company accounts for impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. Under these standards, a loan is considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the fair value of the collateral, for all collateral dependent loans, or the present value of expected future cash flows discounted at the historical effective interest rate.

    The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit based on evaluations of the collectibility and prior loss experience of loans and commitments to extend credit. In evaluating the probability of collection, management is required to make estimates and assumptions that affect the reported amounts of loans, allowance for loan losses and the provision for loan losses charged to operations. Actual results could differ significantly from those estimates.
The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current and anticipated economic conditions that may affect the borrowers' ability to pay.

    Premises and Equipment - Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally 5 to 10 years for furniture and fixtures and 3 to 7 years for equipment. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the respective leases. Expenditures for major renewals and betterments of premises and equipment are capitalized and those for maintenance and repairs are charged to operations as incurred.

    Investments in Real Estate Development - The investment in real estate development represents the investment in the Pacific Plaza project by the Bank's wholly-owned consolidated subsidiary, Conpac Development Corporation.
The investment in the land and building is carried at cost, net of accumulated depreciation which is computed on the straight-line basis over 31.5 years. (see Note 6).

    Other Real Estate Owned - Real estate properties acquired through, or in lieu of, foreclosure are expected to be sold and are recorded at the date of foreclosure at the lower of the recorded investment in the property or its fair value less estimated selling costs (fair value) establishing a new cost basis through a charge to allowance for loan losses, if necessary. After foreclosure, valuations are periodically performed by management with any subsequent write-downs recorded as a valuation allowance and charged against operating expenses. Operating expenses of such properties, net of related income, are included in other expenses and gains and losses on their disposition are included in other income and other expenses.

    Goodwill - Goodwill consists of the unamortized excess of the purchase price over the fair value of the assets acquired in the purchase of a branch located in Concord
California. Goodwill is being amortized on a straight-line basis over 15 years.

    Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 applies an asset and liability method in accounting for deferred income taxes. Deferred tax assets and liabilities are calculated by applying applicable tax laws to the differences between the financial statement basis and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

    Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB)
No. 25, Accounting for Stock Issued to Employees.

    Net Income per Common and Equivalent Share - Primary earnings per common and equivalent share is calculated by dividing net income by the weighted average number of common and common equivalent (stock options) shares outstanding. Fully diluted earnings per common and common equivalent share is determined by adjusting net income for the after tax effect of the interest paid on the convertible debentures and dividing this amount by the weighted average common and common equivalent shares outstanding as adjusted for the conversion of the convertible debentures.

    Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which must be adopted by the Company for transactions occurring after December 31, 1996. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This standard is based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Company has determined that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

    Reclassifications - Certain amounts in 1995 and 1994 have been reclassified to conform with the 1996 financial statement presentation.

2.    RESTRICTED CASH BALANCES

    Aggregate reserves of $750,000 and $150,000 in the form of deposits with the Federal Reserve Bank were maintained to satisfy Federal Reserve requirements at December 31, 1996 and 1995.

3.    SECURITIES

    At December 31, the amortized cost of securities and their approximate fair value were as follows:

                                                                         Carrying
                                               Gross         Gross        Amount
                                Amortized    Unrealized    Unrealized   (Approximate
                                   Cost        Gains         Losses       Fair Value)
Available for Sale Securities:

December 31, 1996:
Securities of U.S. government
 agencies and corporations      $47,887,000  $ 27,000      $ 519,000    $47,395,000
FHLB stock                          490,000                                 490,000
Obligations of states and
 political Subdivisions           4,667,000    65,000         48,000      4,684,000
                                -----------  --------      ---------    -----------
                                $53,044,000  $ 92,000      $ 567,000    $52,569,000
                                ===========  ========      =========    ===========


                                                                         Carrying
                                               Gross         Gross        Amount
                                Amortized    Unrealized    Unrealized   (Approximate
                                   Cost        Gains         Losses       FairValue)
December 31, 1995:
Securities of U.S. government
 agencies and corporations      $22,812,000  $ 23,000      $ 244,000    $22,591,000
FHLB stock                          118,000                                 118,000
Obligations of states and
 political subdivisions           6,961,000   166,000         56,000      7,071,000
                                -----------  --------      ---------    -----------
                                $29,891,000  $189,000      $ 300,000    $29,780,000
                                ===========  ========      =========    ===========

    Gross realized gains on sales of available for sale securities were approximately $88,000 in 1996 and $499,000 in 1995. Gross realized losses on sales of available for sale securities were approximately $5,000 in 1996 and $18,000 in 1995.

    In November 1995, the FASB issued additional implementation guidance regarding the previously issued SFAS No. 115. In accordance with this guidance and prior to December 31, 1995, companies were allowed a one-time reassessment of their classification of securities and were required to account for any resulting transfers at fair value. Transfers from the held to maturity category that result from this one-time reassessment will not call into question the intent to hold other securities to maturity in the future. The Company transferred approximately $12,087,000 of securities from held to maturity to available for sale to allow the Company greater flexibility in managing its interest rate risk and liquidity. Available for sale securities were adjusted to fair value and stockholders' equity was increased by $274,000 net of income taxes of $198,000.


    Scheduled maturities of available for sale securities
(other than FHLB stock with a carrying value of approximately $490,000) at December 31, 1996, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay with or without penalty.

                                          Available for sale securities
                                          -----------------------------
                                                           Approximate
                                                            Fair Value
                                            Amortized       (Carrying
                                               Cost           Amount)
Due in one year or less                    $ 6,064,000    $  6,076,000
Due after one year through five years       13,192,000      13,140,000
Due after five years through 10 years        3,940,000       3,905,000
Due after 10 years                          29,358,000      28,958,000
                                           -----------    ------------
                                           $52,554,000    $ 52,079,000
                                           ===========    ============

    At December 31, 1996 and 1995, securities having carrying amounts of approximately $10,171,000 and $5,170,000 were pledged to secure public deposits and short-term borrowings and for other purposes required by law or contract.

    Derivative financial instruments - Entering into interest-rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest-rate risk associated with unmatched positions. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

    During 1996, the Company entered into an interest rate swap agreement with the Federal Home Loan Bank (FHLB). The notional principal amount of the interest-rate swap outstanding was $10,000,000 at December 31, 1996 and has an original term of five years. Under the agreement the Company receives a floating-rate interest payment based on the three-month treasury bill in exchange for payment of a floating-rate interest payment based on the 11th District
Cost of Funds Index (COFI) plus .65%. The effect of this agreement was to shorten the lag time in interest rate fluctuations from the COFI index to the treasury bill to enable the Company to better match the timing of the repricing of certain liabilities. The net interest expense recognized in 1996 was approximately $19,000.

4.    LOANS RECEIVABLE, IMPAIRED LOANS AND ALLOWANCE FOR
LOAN LOSSES

    The Company's loan customers are located primarily in Solano County and neighboring communities. At December 31, 1996, 72% of the Company's loan portfolio was for real estate, of which 79% was for commercial projects and 21% was for residential properties. Real estate construction loans comprise 6% of the loan portfolio with consumer and other, and commercial loans accounting for the remaining 14% and 8%, respectively. The real estate portfolio consists of approximately 86% variable rate loans and approximately 14% fixed rate loans. Substantially all loans are collateralized. Generally, real estate loans are secured by real property. Commercial and other loans are secured by bank deposits or business or personal assets. The Company's policy for requiring collateral reflects the Company's analysis of the borrower, the borrower's industry and the economic environment in which the loan would be granted.
The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrower.

    The major classifications of loans at December 31 are summarized as follows:

                               1996          1995
Commercial                   $  8,926,000    $  9,908,000
Real estate construction        6,408,000       9,553,000
Real estate                    82,246,000      77,398,000
Consumer and other             16,045,000      14,265,000
                             ------------    ------------
                              113,625,000     111,124,000
Less:
 Allowance for loan losses      1,101,000       1,158,000
 Deferred loan fees               599,000         732,000
                             ------------    ------------
Net loans receivable         $111,925,000    $109,234,000
                             ============    ============

    Changes in the allowance for loan losses for the years ended December 31 are summarized below:

                                   1996          1995          1994
Balance at beginning of year    $1,158,000    $1,108,000    $1,090,000
Provision for loan losses          411,000       324,000       256,000
Loans charged off                 (496,000)     (282,000)     (239,000)
Recoveries                          28,000         8,000         1,000
                                ----------    ----------    ----------
    Balance at end of year      $1,101,000    $1,158,000    $1,108,000
                                ==========    ==========    ==========

    At December 31, 1996 and 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 was approximately $2,648,000 and $1,602,000. The total allowance for loan losses related to these loans was $278,000 and $309,000 at December 31, 1996 and 1995. For the years ended December 31, 1996 and 1995, the average recorded investment in loans for which impairment has been recognized was approximately $1,218,000 and $1,641,000. During the portion of the year that the loans were impaired, the Company recognized interest income of approximately $28,000 and $12,000 for cash payments received in 1996 and 1995.

    Included in the impaired loans are nonperforming loans at December 31 as follows:

                                                      1996          1995
Nonaccrual loans                                    $  70,000    $1,049,000
Loans 90 days past due but still accruing interest     67,000        78,000
                                                    ---------    ----------
Total nonaccrual and 90 days past due loans         $ 137,000    $1,127,000
                                                    =========    ==========

    If interest on nonaccrual loans had been accrued, such income would have been approximately $7,000, $203,000, and $19,000, in 1996, 1995 and 1994. At December 31, 1996,
there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or whose loans have been modified.

5.    PREMISES AND EQUIPMENT

    The major classifications of premises and equipment at December 31 are summarized as follows:

                                                        1996            1995
Bank premises                                       $  132,000      $  132,000
Furniture, fixtures and equipment                    2,222,000       1,895,000
Leasehold improvements                               2,752,000       2,530,000
                                                    ----------      ----------
                                                     5,106,000       4,557,000

Less accumulated depreciation and amortization       2,822,000       2,420,000
                                                    ----------      ----------
                                                    $2,284,000      $2,137,000
                                                    ==========      ==========

6.    INVESTMENT IN REAL ESTATE DEVELOPMENT

    In 1984, the Bank formed a wholly-owned subsidiary, Conpac Development Corporation (Conpac), to engage in real estate development activities.

    Conpac's current project consists of one commercial property development, Pacific Plaza, located in Vacaville, California. The Pacific Plaza East portion of the project, consisting of a 32,000 square-foot office building, was completed and commenced operations in 1992. The Pacific Plaza West portion is being considered for development. At December 31, 1996, the Company occupied approximately 17% of the Pacific Plaza East project for use as its corporate offices. All significant intercompany transactions, including rental income for the Company's corporate offices, are eliminated in consolidation and excluded from the schedule of future minimum rentals.

    A summary of certain financial information for Conpac, after consolidation, is as follows:

                       1996        1995                               1996     1995      1994
Investment in
   Pacific Plaza:
 Land               $1,366,000  $1,366,000   Rental income - net    $542,000 $481,000  $485,000
 Building and                                                       -------- --------  --------
  improvements       3,459,000   3,459,000   Operating expenses      185,000  168,000   164,000
 Less accumulated
  depreciation        (426,000)   (311,000)  Depreciation
 Total investment   ----------  ----------    expense                115,000  100,000    98,000
  in Pacific Plaza   4,399,000   4,514,000                          -------- --------  --------
Other                   84,000      93,000   Total expenses          300,000  268,000   262,000
Total investment in ----------  ----------                          -------- --------  --------
 real estate                                 Income from real
 development        $4,483,000  $4,607,000    estate development    $242,000 $213,000  $223,000
                    ==========  ==========                          ======== ========  ========

    The future minimum rental income under long-term noncancelable leases for the Pacific Plaza East project are as follows:

    1997    $    302,000
    1998          49,000
            ------------
    Total   $    351,000
            ============

    No interest costs were capitalized in 1996 or 1995 in connection with the Bank's development activities.

    Certain provisions of the Federal Deposit Insurance
Corporation Improvement Act restrict the Bank's ability to continue to engage in real estate development activities
(see Note 18).

7.    OTHER REAL ESTATE OWNED

    Other real estate owned at December 31, consisted of the following:

                                                                   1996
   1995
Real estate acquired through foreclosure and held for sale    $    219,000   $    343,000
Less - allowance for other real estate owned losses                (69,000)      (161,000)
                                                              ------------   ------------
Other real estate owned - net                                 $    150,000   $    182,000
                                                              ============   ============

    A summary of the activity in the allowance for other real estate owned losses is as follows:

                                   1996        1995
Balance at beginning of year    $ 161,000    $ 148,000
Provision charged to expense                    13,000
Charge-offs                       (92,000)
                                ---------    ---------
Balance at end of year          $  69,000    $ 161,000
                                =========    =========

8.    ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

    Major classes of accrued interest receivable and other assets at December 31 consist of the following:

                                  1996          1995
Accrued interest receivable    $1,589,000    $1,200,000
Prepaid expenses                  260,000       403,000
Deferred debt issuance costs      290,000       365,000
Deferred tax assets               555,000       535,000
Other                             244,000       379,000
                               ----------    ----------
Balance at end of year         $2,938,000    $2,882,000
                               ==========    ==========

    Other expenses in the consolidated statements of income include amortization of the deferred debt issuance costs of $47,000 in 1996 and $46,000 in 1995 related to the convertible subordinated debentures. Deferred debt issuance costs are being amortized on a straight-line basis over the term of the debentures.

9.    DEPOSITS

    The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $20,881,000 and $18,422,000 at December 31, 1996 and 1995. Interest expense incurred on certificates of deposit of $100,000 or more was approximately $1,049,000, $873,000, and $621,000, for the years ended December 31, 1996, 1995 and 1994.

10.    OTHER BORROWED FUNDS

    Other borrowed funds at December 31, 1996 represent amounts borrowed from the FHLB. Borrowings require monthly interest payments with the principal payable at maturity.
Amounts consist of the following:

Borrowing from the FHLB, matures March 31, 2000, interest at 6.44%    $ 750,000
Borrowing from the FHLB, matures April 30, 2002, interest at 6.92%    1,900,000
                                                                     ----------
Total                                                                $2,650,000

==========

11.    CONVERTIBLE SUBORDINATED DEBENTURES

    During 1993, the Bank sold $4,025,000 of convertible subordinated variable rate debentures due April 30, 2003, with an initial and minimum interest rate of 8%. During
1996, as part of the plan of reorganization and merger of the Company and the Bank, the convertible subordinated debentures were assumed by the Company under the same terms and provisions as previously entered into by the Bank.
Interest is payable, as to the six months beginning on any interest rate payment date, on each April 1 and October 1 based on a variable rate of 1.5% over the average yield on the 10-year U.S. Treasury bond (rounded down to the nearest
1/8%) for the month ending two months prior to the month of the interest payment, subject to a ceiling of 10%. The debentures are convertible, at any time prior to maturity, into shares of the $.10 par value common stock of the Company at a conversion prices of $12.75 per share (subject to adjustment). During 1996, $307,000 (net of $28,000 in debt issuance costs) of the debt was converted to 26,272 shares of common stock at $12.75 per share. The debentures are currently redeemable at the Company's option, in whole or from time to time in part, at rates of 108% and 104% of principal value for the 12-month periods beginning April 1, 1996 and 1997 and at a rate of 100% of principal value thereafter. The payment of principal and interest on the debentures is subordinated in right of payment in full to senior indebtedness of the Company which includes obligations of the Company to its depositors and general creditors.

12.    INCOME TAXES

    The provision for income taxes for the years ended
December 31 are summarized as follows:

                                 1996         1995        1994
Currently payable:
 Federal                      $ 529,000    $ 667,000    $ 158,000
 State                          257,000      249,000      213,000
                              ---------    ---------    ---------
 Total                          786,000      916,000      371,000
                              ---------    ---------    ---------
Deferred:
 Federal                         98,000     (259,000)     223,000
 State                           34,000       (9,000)     (30,000)
                              ---------    ---------    ---------
 Total                          132,000     (268,000)     193,000
                              ---------    ---------    ---------
Provision for income taxes    $ 918,000    $ 648,000    $ 564,000
                              =========    =========    =========

    A reconciliation of the federal statutory tax rate to the effective tax rate on income is as follows:

                                             1996    1995    1994
Federal statutory tax rate                   35.0%   35.0%   35.0%
State income taxes, net of federal benefit    7.7     7.4     7.6
Effect of tax exempt income                  (4.2)  (10.5)  (11.9)
Other                                        (1.4)   (0.3)    0.9
                                             -----   -----   -----
                                             37.1%   31.6%   31.6%
                                             =====   =====   =====

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the Bank's net deferred tax asset (included in other assets) at December 31, were as follows:

                                                      1996         1995
1994
Unrealized loss on available for sale securities    $199,000    $  47,000    $407,000
Provision for loan losses                            349,000      429,000     409,000
Alternative minimum tax credit                                                 79,000
State taxes                                           59,000       41,000      36,000
Depreciation                                          70,000       34,000      13,000
Deferred compensation                                 42,000       24,000       9,000
Mark to market adjustment                           (179,000)     (78,000)   (335,000)
Other                                                 15,000       38,000       9,000
                                                    --------    ---------   ---------
                                                    $555,000    $ 535,000    $627,000
                                                    ========    =========   =========

13.    STOCK BASED COMPENSATION

    During 1996, as part of the plan of reorganization and merger of the Company and the Bank, the two stock option plans of the Bank were assumed by the Company under the same terms and provisions as previously adopted by the Bank. Under the plans, options are exercisable at prices equal to the fair market value at the date of the grant. The Company has reserved 200,000 shares of common stock for the 1993 stock option plan. No additional grants may be made under the 1990 plan, however, options for 55,271 shares remain outstanding. Options become exercisable in approximately one-third increments during each year subsequent to the date of grant. Options held by executives and directors must be fully exercised by the end of the tenth year, while all remaining options must be exercised by the end of the fifth year. A summary of stock options follows:

                                              Weighted
                                               Average
                                 Options    Exercise Price
Outstanding, January 1, 1994     126,608       $ 9.55
 Granted                          19,000        11.49
 Exercised                        (4,503)        9.16
 Expired or cancelled               (738)        8.89
                                 -------
Outstanding, December 31, 1994   140,367        10.17
 Granted                           3,500        14.50
 Exercised                       (10,686)       10.65
 Expired or canceled                (333)       10.45
                                 -------
Outstanding, December 31, 1995   132,848        10.49
 Granted                           4,000        14.81
 Exercised                        (2,094)        6.53
 Expired or canceled                (500)       16.00
                                 -------
Outstanding December 31, 1996    134,254        10.67
                                 =======

    Information about stock options outstanding at December 31, 1996 is summarized as follows:


                                               Weighted                    Weighted
                                               Average                     Average
                                Average        Exercise                    Exercise
    Range of                   Remaining       Price of                    Price of
   Exercises     Options      Contractual       Options        Options     Options
    Prices     Outstanding    Life (Years)    Outstanding    Exercisable  Exercisable
 $8.88-$9.50     29,270           3.25          $ 8.99         29,270        $ 8.99
$10.45-$11.50    95,984           5.67          $10.82         95,984        $10.82
$13.75-$16.00     9,000           7.00          $14.47          4,500        $14.58

    As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. The fair values of the grants and disclosures of pro-forma net income and earnings per share had the Company adopted the fair value method for grants made in 1995 and 1996 are not presented as the differences are not material.

    Dividends subsequent to year-end - On January 21, 1997, the Board of Directors declared a $.15 per share cash dividend payable February 18, 1997 to shareholders of record on February 4, 1997.

14.    PROFIT SHARING PLAN

    The Company has a profit sharing plan (Plan) for the employees of the Company under which annual contributions are at the discretion of the Board of Directors.
Substantially all of the Company's employees are participants in the Plan. The total contribution made to the Plan by the Company in 1996, 1995 and 1994 was approximately $132,000, $117,000, and $113,000.

15.    SALARY CONTINUATION PLAN

    The Company has a Salary Continuation Plan covering certain of its senior officers. Under this plan, the officers or their beneficiaries will receive monthly payments after retirement or if earlier, death. The Company has accrued $41,000, $32,000 and $20,000 as compensation expense in 1996, 1995 and 1994, respectively, under this plan. To protect the Company in the event of death prior to retirement, the Company has secured life insurance on the lives of the covered officers.

16.    COMMITMENTS AND CONTINGENCIES

    Branch facilities and certain equipment are rented under long-term operating leases which provide for future minimum rental payments as follows:

Year Ended December 31            Amount
    1997                       $    557,000
    1998                            517,000
    1999                            490,000
    2000                            467,000
    2001                            476,000
    Thereafter                    2,279,000
                               ------------
                               $  4,786,000
                               ============

    Renewal privileges exist on certain leases. Total rent expense amounted to $536,000, $534,000, and $481,000, for the years ended December 31, 1996, 1995, and 1994.

    The Company is involved in a number of legal actions arising from normal business activities. Management, upon the advice of legal counsel, believes that the ultimate resolution of these actions will not have a material adverse effect on the financial statements.

    The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $649,000 and $407,000 at December 31, 1996 and 1995. Commercial and consumer lines of credit, and real estate loans of approximately $14,370,000 and $15,044,000 were undisbursed at December 31, 1996 and 1995. These instruments involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Company's involvement in these instruments and do not necessarily represent the actual amount subject to credit loss. However, at December 31, 1996 and 1995, no losses were anticipated as a result of these commitments.

    Loan commitments are typically contingent upon the borrower meeting certain financial and other covenants.
Such commitments typically have fixed expiration dates and require payment of a fee. As many of these commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Company evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt securities, equity securities, or business assets.

    Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to inventory purchases by the Company's commercial and technology division customers, and such guarantees are typically short-term. Credit risk is similar to that involved in extending loan commitments to customers, and the Company accordingly uses evaluation and collateral requirements similar to those for loan commitments.

17.    RELATED PARTY TRANSACTIONS

    The Bank has made loans to directors and executive officers and companies with which they are affiliated.
These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. A summary of the activity at December 31 is as follows (renewals are not reflected as either new loans or repayments):

                                    1996            1995
Balance at beginning of year    $ 3,376,000    $  2,967,000
Borrowings                          433,000         739,000
Principal repayments               (399,000)       (330,000)
                                -----------    ------------
Balance at end of year          $ 3,410,000    $  3,376,000
                                ===========    ============

18.    REGULATORY MATTERS

    The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and, possibly, additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and the Bank's prompt correction action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).
Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

    The most recent notifications from the Federal Deposit Insurance Corporation for the Bank as of December 31, 1996 and 1995, categorized the Bank as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

    The Company and the Bank's actual capital amounts and ratios are also presented, respectively, in the following tables.

Company:                                                   For Capital
                                        Actual           Adequacy Purposes
                               ---------------------   --------------------
                                                        Minimum     Minimum
                                  Amount      Ratio      Amount      Ratio
As of December 31, 1996:
 Total capital
  (to risk weighted assets)    $17,895,000    13.55%   $10,564,000    8.0%
 Tier I capital
  (to risk weighted assets)    $13,104,000     9.92%   $ 5,282,000    4.0%
 Tier I capital
  (to average assets)          $13,104,000     7.04%   $ 7,444,000    4.0%


Bank:
                                                                                    To Be
                                                                            Categorized as Well
                                                                             Capitalized Under
                                  For Capital                                Prompt Corrective
                                     Actual             Adequacy Purposes    Action Provisions
                              ---------------------    ------------------- --------------------
                                                        Minimum    Minimum  Minimum    Minimum
                                Amount       Ratio       Amount     Ratio    Amount     Ratio
As of December 31, 1996:
Total capital
 (to risk weighted assets)    $17,416,000    13.22%    $10,540,000   8.0%  $13,174,000   10.0%
Tier I capital
 (to risk weighted assets)    $12,647,000     9.60%    $ 5,270,000   4.0%   $7,905,000    6.0%
Tier I capital
 (to average assets)          $12,647,000     6.81%    $ 7,407,000   4.0%   $9,286,000    5.0%

As of December 31, 1995:
Total capital
 (to risk weighted assets)    $17,510,000    13.71%    $10,214,000   8.0%  $12,768,000   10.0%
Tier I capital
 (to risk weighted assets)    $12,327,000     9.65%    $5,107,000    4.0%   $7,661,000    6.0%
Tier I capital
 (to average assets)          $12,327,000     7.75%    $6,362,000    4.0%   $7,953,000    5.0%

    Under federal and California state banking laws, dividends paid by the Bank to the Company in any calendar year may not exceed certain limitations without the prior written approval of the appropriate bank regulatory agency.
At December 31, 1996, the amount available for such dividends without prior written approval was approximately
$2,510,000. Similar restrictions apply to the amounts and terms of loans, advances and other transfers of funds from the Bank to the Company.

    A provision of the Federal Deposit Insurance Corporation Improvement Act (FDICIA) has impacted the Bank's ability to continue to engage in certain real estate development activities. Beginning in December 1992, state banks and their subsidiaries may not engage, as principal, in activities not permissible to national banks and their subsidiaries. Any bank engaged in such activities must divest itself of these investments by December 1996, and was required to file a divestiture plan with the FDIC by February 5, 1993. Generally national banks may not engage in real estate development, although they can own property used or to be used, in part, as a banking facility. During 1993, the Bank moved its corporate offices to Pacific Plaza
East which is owned by Conpac. The Bank occupies approximately 17% of the leasable office space. Since ownership of banking premises is permissible for a national bank subsidiary, a divestiture plan is not required for Pacific Plaza East. The Bank, through Conpac, currently plans to retain its ownership of Pacific Plaza East.

    The Bank's divestiture plan, which was not objected to by the FDIC, states that the Bank and Conpac plan to develop and retain ownership of Pacific Plaza West.

19.    FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, Disclosures About Fair Value of Financial Instruments requires certain disclosures regarding the estimated fair value of financial instruments for which it is practicable to estimate. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Fair value has not been adjusted to reflect changes in market conditions subsequent to December 31, 1996, therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

    The following estimates and assumptions were used as of December 31, 1996 and 1995 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

    (a) Cash and Cash Equivalents - The carrying amount represents a reasonable estimate of fair value.

    (b) Securities - Available for sale securities are carried at market based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

    (c) Loans Receivable - Commercial loans, residential mortgages, and construction loans, are segmented by fixed and adjustable rate interest terms, by maturity, and by performing and nonperforming categories.

        The fair value of performing loans is estimated by discounting contractual cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Assumptions regarding credit risk, cash flow, and discount rates are judgmentally determined using available market information.

        The fair value of nonperforming loans and loans delinquent more than 30 days is estimated by discounting estimated future cash flows using current interest rates with an additional risk adjustment reflecting the individual characteristics of the loans.

    (d) Deposit Liabilities - Noninterest bearing and interest bearing demand deposits and savings accounts are payable on demand and are assumed to be at fair value. Time deposits are based on the discounted value of contractual cash flows. The discount rate is based on rates currently offered for deposits of similar size and remaining maturities.

    (e) Other Borrowed Funds - The fair value of other borrowed funds is estimated by discounting the contractual cash flows using the current interest rate at which similar borrowings for the same remaining maturities could be made.


    (f) Convertible Subordinated Debentures - The carrying amount represents a reasonable estimate of fair value.

    (g) Commitments to Fund Loans/Standby Letters of Credit - The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The differences between the carrying value of commitments to fund loans or stand by letters of credit and their fair value is not significant and therefore not included in the following table.

    (h) Interest rate swaps - The fair value of the interest rate swap is estimated by discounting the contractual cash flows using the interest rates in effect at year end over the remaining maturity.

    The estimated fair values of the Company's financial instruments as of December 31, are as follows:


                                               1996                          1995
                                   ---------------------------  ---------------------------
                                      Carrying         Fair          Carrying       Fair
                                       Amount          Value          Amount        Value
FINANCIAL ASSETS:
Cash and cash equivalents           $ 16,940,000   $ 16,940,000   $ 11,261,000  $ 11,261,000
Available for sale securities         52,569,000     52,569,000     29,780,000    29,780,000
Loans receivable                     113,625,000    112,499,000    111,124,000   110,291,000

FINANCIAL LIABILITIES:
Deposits                             170,343,000    170,271,000    142,234,000   142,129,000
Other borrowed funds                   2,650,000      2,606,000
Convertible subordinated debentures    3,690,000      3,690,000      4,025,000     4,025,000

OFF BALANCE SHEET ITEMS:
Interest rate swap in a net payable
 position with a notional amount
 of $10,000,000                                         (68,000)

19.    CONDENSED FINANCIAL INFORMATION OF CALIFORNIA
COMMUNITY BANCSHARES CORPORATION

    The condensed financial statements of California
Community Bancshares Corporation are presented below:

CALIFORNIA COMMUNITY BANCSHARES CORPORATION

BALANCE SHEET
DECEMBER 31, 1996
Assets:
Cash and cash equivalents                                   $    94,000
Investments in subsidiaries                                  12,913,000
Note receivable from Bank                                     3,669,000
Other assets                                                    478,000
                                                            -----------
Total                                                       $17,154,000
                                                            ===========
Liabilities and shareholders' equity:
Other liabilities                                           $    95,000
Convertible subordinated debentures                           3,690,000

Shareholders' equity:
    Common stock, no par value:  authorized,
        2,000,000 shares; outstanding, 994,519
        as of December 31, 1996                              11,135,000
    Retained earnings                                         2,510,000
    Unrealized loss on available for sale securities
        (net of tax effect)                                    (276,000)
                                                            -----------
Total                                                       $17,154,000
                                                            ===========

STATEMENT OF INCOME
PERIOD FROM FEBRUARY 29, 1996 (DATE OF MERGER WITH BANK)
 TO DECEMBER 31, 1996
INCOME:
Dividends from subsidiary                                   $   710,000
    Interest income on note receivable from Bank                251,000
                                                            -----------
    Total income                                                961,000

    EXPENSE:
    Convertible subordinated debenture interest expense         254,000
    Other                                                       120,000
                                                            -----------
    Total expense                                               374,000

    Income before equity in undistributed income
        of subsidiaries                                         587,000
    Equity in undistributed income of subsidiaries              972,000
                                                            -----------
    Net income                                              $ 1,559,000
                                                            ===========

STATEMENT OF CASH FLOWS
 PERIOD FROM FEBRUARY 29, 1996 (DATE OF MERGER WITH BANK)
 TO DECEMBER 31, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $1,559,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Equity in undistributed income of subsidiaries                  (972,000)
            Effect of changes in:
               Other assets                                       (478,000)
               Other liabilities                                    95,000
                                                                ----------
    Net cash provided by operating activities                      204,000
                                                                ----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash dividends paid                                       (442,000)
        Increase in note receivable from Bank                   (3,669,000)
        Assumption of convertible subordinated debentures        4,025,000
        Other                                                      (24,000)
                                                                ----------
    Net cash used in financing activities                         (110,000)
                                                                ----------
    INCREASE IN CASH AND CASH EQUIVALENTS                           94,000

    CASH AND CASH EQUIVALENTS:
        Beginning of year                                            ----
                                                                ----------
        End of year                                             $   94,000
                                                                ==========
    ADDITIONAL INFORMATION:
        Common stock issued on conversion of debentures net
            of debenture offering costs of $28,000 in 1996      $  307,000
                                                                ==========


******************************************************************************


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA COMMUNITY BANCSHARES CORPORATION
--------------------------------------------
Registrant

By:/s/ Walter O. Sunderman
----------------------------------------
Walter O. Sunderman
President and Chief Executive Officer
(Principal Executive Officer)


By:/s/ Andrew S. Popovich
----------------------------------------
Andrew S. Popovich
Executive Vice President and Chief Administrative Officer
(Principal Financial and Accounting Officer)

Dated:  March 18, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE:           TITLE          DATE
-------------------------     --------       --------------
/s/ Dorce Daniel              Director       March 18, 1997
-------------------------
DORCE DANIEL

/s/ William J. Hennig         Director       March 18, 1997
-------------------------
WILLIAM J. HENNIG

/s/ Bernard E. Moore          Director       March 18, 1997
-------------------------
BERNARD E. MOORE

/s/ Melvin M. Norman          Director       March 18, 1997
-------------------------
MELVIN M. NORMAN

/s/ Stephen R. Schwimer       Director       March 18, 1997
-------------------------
STEPHEN R. SCHWIMER

/s/ Donald E. Sheahan         Director       March 18, 1997
-------------------------
DONALD E. SHEAHAN

/s/ Gary E. Stein             Director       March 18, 1997
-------------------------
GARY E. STEIN

/s/ Walter O. Sunderman       Director       March 18, 1997
-------------------------
WALTER O. SUNDERMAN

/s/ John C. Usnick            Director       March 18, 1997
-------------------------
JOHN C. USNICK


*************************************************************************


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-----------------------------------

Exhibits

to

FORM 10 - KSB


ANNUAL REPORT

UNDER

SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

-----------------------------------

CALIFORNIA COMMUNITY BANCSHARES CORPORATION


*************************************************************************


EXHIBIT 10.21

TENANT:   CONTINENTAL PACIFIC BANK      LOAN NO.
       --------------------------------         ---------------------

                     TENANT ESTOPPEL CERTIFICATE
                     ---------------------------
November 14, 1996
-----------------

L.J. Melody & Co., its successors and assigns
5847 San Felipe
Houston, TX 77057

Re: Suite H (the "PREMISES") in the property located at 2151 Salvio Street, Concord, CA (the "PROPERTY")

Gentleman:
     The undersigned, as tenant ("TENANT") under that certain lease of the Premises with Salvio Pacheco Square Investors or its predecessor in title ("LANDLORD"), dated AUGUST 22, 1996 (the "LEASE"), understands that you are about to make a loan to Landlord and receive as part of the security for such loan a Mortgage or Deed of Trust encumbering Landlord's interest in the Property and the rents and profits of the Lease (the "MORTGAGE") and that you (and persons or entities to whom the Mortgage may subsequently be assigned) are relying upon the representations and warranties contained herein in making such loan. Accordingly, Tenant does hereby represent and warrant to you and your successors and assigns as follows:

1. The copy of the Lease attached hereto as EXHIBIT A is a true, correct and complete copy of the Lease including all amendments, supplements and modifications thereto. The Lease is in full force and effect.

2. As of the date hereof, Tenant is occupying and paying rent on a current basis for all of the Premises. The minimum monthly or base rent currently being paid by Tenant is $3,582.50 per month. No rentals are accrued and unpaid under the Lease. If applicable, percentage rent due under the Lease has been paid through N/A, and the amount of percentage rent for the last period paid was $N/A. Taxes, insurance, common area maintenance, and any other applicable charges due under the Lease have been paid through AUGUST 22, 1996. No prepayments of rental due under the Lease have been made. Further, no security or deposits as security has been made under the Lease, except for the sum of $3,582.50, in cash, which has been deposited by Tenant with landlord pursuant to the terms of the Lease.

3. Tenant has accepted possession of the Premises, and all of Landlord's obligations with respect thereto have been completed, including, but not limited to, completion of construction thereof (and all other improvements required under the Lease) in accordance with the Lease, and the payment by Landlord of any contribution towards work to be performed by Tenant under the Lease.

4. Tenant acknowledges that the initial term of the Lease commenced on OCTOBER 11, 1996 and is scheduled to expire on OCTOBER 10, 1999. Tenant has no option to renew or extend the lease term, except as set forth in the Lease. Tenant has no option or right to purchase the Property or any part thereof.

5. No default or event that with the passage of time or notice would constitute a default (a "DEFAULT") on the part of Tenant exists under the Lease in the performance of the terms covenants and conditions of the Lease required to be performed on the part of Tenant. No Default on the part of Landlord exists under the Lease in the performance of the terms, covenants and conditions of the Lease required to be performed on the part of Landlord.

6. Tenant has not assigned, sublet, transferred, hypothecated or otherwise disposed of its interest in the Lease and/or the Premises, or any part thereof.

7. There have been no promises or representations made to Tenant by Landlord concerning the Lease or the Premises not contained in the Lease.

8. Neither the Lease nor any obligations of Tenant thereunder have been guaranteed by any person or entity, except as follows (if none, so state):

--------------------------------------------------------------------------.

9. Tenant has no defense as to its obligations under the Lease and asserts no set off, claim or counterclaim against Landlord.

10. Tenant agrees to notify you by certified mail, return receipt requested, with postage prepaid, of any Default on the part of Landlord under the lease, and Tenant further agrees, that, notwithstanding any provisions of the Lease, no cancellation or termination of the Lease and no abatement or reduction of the rent payable thereunder shall be effective unless you have received notice of the same and have failed within thirty (30) days after the time when you shall have become entitled under the Mortgage to remedy the same, to commence to cure such Default and thereafter diligently prosecute such cure to completion, provided that such period may be extended, if you need to obtain possession of the Property to cure such default, to allow you to obtain possession of the Property provided you commence judicial or non-judicial proceedings to obtain possession within such period and thereafter diligently prosecute such efforts and cure to completion. It is understood that you shall have the right, but not the obligation, to cure any Default on the part of Landlord.

11. Tenant has received notice that the Lease and the rent and all other sums due thereunder have been assigned or are to be assigned to you as security for the aforesaid loan secured by the Mortgage. In the event that you (or any person or entity to who the Mortgage may subsequently be assigned) notify Tenant of a default under the Mortgage and demand that Tenant pay its rent and all other sums due under the Lease to you (or such future lender), Tenant shall honor such demand without inquiry and pay its rent and all other sums due under the Lease directly to you (or such future lender) or as otherwise required pursuant to such notice and shall not thereby incur any obligation or liability to Landlord. Landlord has executed this Tenant Estoppel Certificate to evidence its agreement with the foregoing.

12. (a) Tenant agrees and acknowledges that the Lease is subordinate to the lien of your Mortgage, but that, at your election, the Lease may be made prior to the lien of your Mortgage. In the event you succeed to the interests of Landlord under the Lease, then, at your election (i) the undersigned shall be bound to you under all of the terms, covenants and conditions of the Lease for the remaining balance of the term of the Lease, with the same force and effect as if you were the lessor under such Lease, and Tenant does hereby agree to attorn to you as its lessor without requiring the execution of any further instruments immediately upon you succeeding to the interest of Landlord under the Lease; provided, however, that the undersigned agrees to execute and deliver to you any instrument reasonably requested by you to evidence such attornment; and (ii) subject to the observance and performances by Tenant of all the terms, covenants and conditions of the Lease on the part of Tenant to be observed and performed and subparagraph (b) below, you shall recognize the leasehold estate of Tenant under all the terms and conditions of the Lease for the remaining balance of the term with the same force and effect as if you were the lessor under the Lease.

     (b) Furthermore, Tenant agrees that if you shall succeed to the interest of Landlord under the Lease, you, your successors and assigns shall not be: liable for any prior act or omission of Landlord; subject to any claims, offsets, credits or defenses which Tenant might have against any prior landlord (including Landlord); or bound by any assignment (except as permitted by the Lease), surrender, release, waiver, amendment or modification of the Lease made without your prior written consent; or obligated to make any payment to Tenant or liable for refund of all or any part of any security deposit or other prepaid charge to Tenant held by Landlord for any purpose unless you shall have come into exclusive possession of such deposit or charge. In addition, if you shall succeed to the interest of Landlord under the Lease, you shall have no obligation, nor incur any liability, beyond your then equity interest, if any, in the Premises.

13. The agreements contained herein shall be binding upon and inure to the benefit of the respective heirs, administrators, executors, legal representatives, successors and assigns of you, Landlord and Tenant.

14. The undersigned is authorized to execute this Tenant Estoppel Certificate on behalf of Tenant.

15. This Tenant Estoppel Certificate may be executed in any number of separate counterparts, each of which shall be deemed an original, but all of which, collectively and separately, shall constitute one and the same instrument.

Very truly yours,

TENANT:

CONTINENTAL PACIFIC BANK

By:   /s/ ANDREW S. POPOVICH
      ----------------------
Name:     Andrew S. Popovich
Title:    Executive Vice President


LANDLORD:

SALVIO PACHECO SQUARE INVESTORS

By:   /s/ Lawrence Van Duyn
      ----------------------
Name:     Lawrence Van Duyn
Title:    President


******************************************************************************


EXHIBIT A
TO
TENANT ESTOPPEL CERTIFICATE
---------------------------
LEASE
-----


******************************************************************************


TABLE OF CONTENTS

1.  SALIENT LEASE TERMS                                     1
2.  PARTIES                                                 2
3.  DESCRIPTION                                             2
4.  USES PROHIBITED                                         3
5.  TERM                                                    3
6.  PRE-TERM POSSESSION                                     4
7.  POSSESSION                                              4
8.  MINIMUM RENTAL AND FINANCIAL ADJUSTMENT                 4
9.  PERCENTAGE RENTAL                                       6
10.  PROMOTIONAL PROGRAM                                    7
11.  OPERATING COVENANT                                     8
12.  ACCORD AND SATISFACTION                                8
13.  LEASE DEPOSIT                                          8
14.  TAXES ASSESSMENT                                       9
15.  MAINTENANCE OF PREMISES                               11
16.  COMMON AREAS                                          11
17.  ALTERATIONS                                           13
18.  WASTE                                                 14
19.  COMPLIANCE WITH GOVERNMENTAL                          14
20.  LIABILITY AND PLATE GLASS INSURANCE                   14
21.  INDEMNIFICATION, WAIVER OF CLAIMS AND SUBROGATION     15
22.  FIRE INSURANCE                                        16
23.  LESSEE PROPERTY DAMAGE INSURANCE                      16
24.  INSURANCE POLICY REQUIREMENTS                         16
25.  ADVERTISEMENTS AND SIGNS                              17
26.  UTILITIES                                             17
27.  ENTRY BY LESSOR                                       18
28.  DESTRUCTION                                           18
29.  CONDEMNATION                                          19
30.  ASSIGNMENT AND SUBLETTING                             20
31.  COVENANT NOT TO COMPETE                               23
32.  ABANDONMENT                                           23
33.  DEFAULT                                               23
34.  REMEDIES UPON DEFAULT                                 24
35.  FORFEITURE OF PROPERTY                                26
36.  SURRENDER OF LEASE                                    26
37.  SUBORDINATION                                         26
38.  EMPLOYEE PARKING                                      27
39.  NOTICES                                               27
40.  TRANSFER OF SECURITY                                  27
41.  WAIVER                                                27
42.  HOLDING OVER                                          27
43.  LIMITATION ON LESSOR'S LIABILITY                      27
44.  LATE CHARGES                                          28
45.  SUCCESSORS AND ASSIGNS                                28
46.  TIME                                                  28
47.  MARGINAL CAPTIONS                                     28
48.  EFFECT OF LANDLORD'S CONVEYANCE                       28
49.  DEFAULT OF LESSOR                                     28
50.  OFFSET STATEMENTS                                     28
51.  ATTORNEY'S FEES                                       29
52.  WAIVER OF CALIFORNIA CODE SECTIONS                    29
53.  LESSEE'S COVENANTS                                    29
54.  NO PARTNERSHIP                                        31
55.  BANKRUPTCY                                            31
56.  MISCELLANEOUS                                         32


******************************************************************************


This lease is dated for reference purposes only the 22nd day of August, 1996.
                                                    ------------------------

SALIENT LEASE TERMS

General Location: Salvio St. bounded by Grant and Mt. Diablo Streets,
                 ----------------------------------------------------
                  Concord, California
                 ----------------------------------------------------
                                                        (Section 3.1)

1.2  Lessor:     SALVIO PACHECO SQUARE INVESTORS
                 ----------------------------------------------------
                 c/o IRM Corporation
                 ----------------------------------------------------
                 P.O. Box 3000, Concord, CA 94522-3000
                 ----------------------------------------------------

     Lessee:     CONTINENTAL PACIFIC BANK
                 ----------------------------------------------------
                 2151 Salvio St.,         Corp.: 555 Mason St.,
                 Suite H                         Suite 280
                 ----------------------------------------------------
                 Concord, CA  94520              Vacaville, CA  95688
                 ----------------------------------------------------
                 (If more than one, then the obligations hereunder shall be joint and several).(Sections 2, 39.1 & 39.3)

1.3  Approximately 2,866 square feet.(Section 3.2)
                  -------

1.4  Uses:       Solely for Bank branch office
                 ----------------------------------------------------
                                                         (Section 4.1)
1.5  Term:       (a) Thirty-six (36) months
                 ----------------------------------------------------
                 (b)  Days After Delivery For Term Commencement: 10/11/96
                 ----------------------------------------------------
                                                         (Section 8.1)

1.6 Term:        (a)  Minimum rent:  $3,582.50
                 ----------------------------------------------------
                 (b)  Adjustment:    $1.30/s.f.
                 ----------------------------------------------------
                                                         (Section 8.1)
                 (c)  Adjustment dates:   October 1, 1997
                 ----------------------------------------------------
                                                         (Section 8.2(a)
                 (d)  Percentage rent:    None
                 ----------------------------------------------------
                                                         (Section  9.1)
                 (e)   Advance rent:      $3,582.50
                 ----------------------------------------------------
                                                         (Section 13.1)
                 (f)  Base Interest Cost: N/A
                 ----------------------------------------------------
                                                         (Section  8.4)
1.7  Security Deposit: $3,582.50 (See Addendum)
                       ----------------------------------------------
                                                         (Section 13.1)
1.8  Promotional Program Expense: N/A
                 ----------------------------------------------------
                                                         (Section 10.1)
1.9  Initial Pro-rata Share     2.39         %
                            ----------------
1.10  Contents of this lease:
       Pages 1 through 32
                      ----
       Sections 1.1 through 56.5
       Addenda (if any) Addendum A
                       ------------
       Exhibits:  A - Legal description of shopping center
                  B - Site plant (subject to alteration) with
                      demised premises outlined
                  C - Construction exhibit - if any
                  D - Acknowledgment of Commencement
                  E - Rules and Regulations
                  F - Sign Criteria
                  G - Guaranty


******************************************************************************


                           WITNESSETH

PARTIES

2. This lease is made between the Lessor and the Lessee described in Section
1.2 hereof.

DESCRIPTION

3.1 Lessor hereby leases to Lessee, and Lessee hires from Lessor, a portion of those certain premises with appurtenances, situated as describe in Section
1.1 hereof and more particularly describe in Exhibit "A," attached hereto and made a part hereof.

3.2 The portion leased herein is delineated on the plat attached hereto marked Exhibit "B," which is made a part hereof by reference, consisting of the approximate number of square feet as specified in Section 1.3 hereof. The Exhibit "B" property is hereinafter referred to as the "Shopping Center" or the "Shopping Complex." The portion leased to Lessee is hereinafter referred to as the "demised premises," the "leased premises" or "the premises." The exterior walls and exterior portions of the leased premises, the area beneath said premises, and the area above said premises are not demised hereunder, and the use thereof together with the right to install, maintain, use repair, and replace pipes, ducts, conduits, wires, and structural elements leading through the leased premises serving other parts of the Shopping Complex are hereby reserved unto Lessor. Such reservation in no way affects maintenance obligations imposed herein.

3.3  [SECTION DELETED]

3.4 (a) The parties agree that this Lease is subject to the effect of any covenants, conditions, restriction, easements, mortgages or deeds of trust, ground leases, rights of way, and any other matters or documents of record;

     (b) The effect of any zoning laws of the city, county and state where the complex is situated; and

     (c)  General and special taxes not delinquent.

     Lessee agrees that:
     (1) As to its leasehold estate it, and all persons in possession or holding under it, will conform to and will not violate the terms of any covenants, conditions or restrictions which may encumber the property now or in the future (hereinafter the "restriction") or said matters of record; and

     (2) This Lease is subordinate to the restrictions and any amendments or modifications thereto; provided, however, that if the restrictions are not on record as of the date hereof, then this lease shall automatically become subordinate to the restrictions upon recordation thereof; and Lessee further agrees to execute and return to Lessor within ten (10) days after written demand therefor by Lessor, an agreement in recordable form subordinating this Lease to said restrictions.

USES PROHIBITED

4.1 As an express and material consideration to the Lessor for entering into this lease, the premises shall be used solely for the purposes specified in
Section 1.4 hereof and for no other purpose. Lessee shall not use, or permit said premises, or any part thereof to be used, for any purpose or purposes other than the purpose or purposes stated hereinabove.

4.2 Should any of the above uses of the premises, or any acts done in conjunction therewith, increase the rate of insurance above that for the least hazardous retail use in the Shopping Center in which said premises may be located, said increased premium costs shall be borne exclusively by the Lessee. The Lessee shall not engage in any activities or permit to be kept, used or sold in or about the premises, any article which may be prohibited by the standard form of fire insurance policies. Lessee shall, at its sole cost and expense, comply with any and all requirements, pertaining to said premises, of any insurance organization or company, necessary for the maintenance of reasonable fire and public liability insurance covering said building and appurtenances.

4.3  [SECTION DELETED]

TERM

5.1  The term of this lease shall commence the number of days specified in
Section 1.5(b) hereof after delivery of the premises to Lessee or when Lessee opens for business, whichever is the first to occur, and, unless sooner terminated as hereinafter provided, shall continue for the number of months specified in Section 1.5(a) hereof, plus any partial month at the commencement of the term. Lessor agrees to deliver possession of the premises to Lessee, and Lessee agrees to accept the same from Lessor upon notice from Lessor to Lessee that the portion of Lessor's work relating to the premises which is scheduled for completion prior to the commencement of Lessee's work has been substantially completed as specified in Exhibit "C" attached hereto and incorporated herein by reference. If despite Lessor's best efforts, said premises so improved shall not be delivered by the date specified in Section
1.5 (c) hereof, any remaining work shall be completed by the Lessor with reasonable dispatch, but not later than ninety (90) days thereafter, provided that said date shall be extended for a period equal to the time construction has been delayed due to causes beyond the reasonable control of the Lessor, including, without limitation, strikes, lockouts, or other labor disturbances, governmental orders, regulations, or embargoes, shortages of materials, inclement weather, fire, flood or other casualty. Lessor's liability hereunder shall be restricted to abatement of rent for the period of any such delay. The term shall also include the portion of a calendar month, if any, immediately following commencement.

5.2 If the term of this lease has not commenced within eighteen (18) months from the date of execution hereof, either party may cancel this lease at any time thereafter, by written notice to the other prior to the commencement date.

5.3  [SECTION DELETED]

5.4 After delivery of the premises to Lessee, Lessor shall executed a written acknowledgment of the date of commencement in the form attached hereto as Exhibit "D" and by this reference it shall be incorporated herein.

PRE-TERM POSSESSION

6.1  [SECTION DELETED]

6.2  [SECTION DELETED]

POSSESSION

7. If Lessor, for any reason whatsoever, cannot deliver possession of the said premises to Lessee at the commencement of the said term, as hereinbefore specified, this lease shall not be void or voidable, nor shall Lessor be liable to Lessee for any loss or damage resulting therefrom; but in that event there shall be an abatement of rent for the period between the commencement of the said term and the time when Lessor can deliver possession.

MINIMUM RENTAL AND FINANCING ADJUSTMENT

8.1 The minimum rental during the term of said lease, all of which shall be payable to Lessor at the address specified for notices herein (see Section1.2 hereof), or such other place as the Lessor shall designate in writing, shall be as specified in Section 1.6(a) hereof as adjusted, if applicable, in accordance with the terms of Section1.6(b) hereof.

8.2 (a) The minimum rental provided for herein shall be subject to increase after each number of months following commencement hereof as specified in
Section 1.6(c) ("the adjustment date") as follows: The following paragraphs thru 8.3 apply to option period only.

The base for computing the increase is the Consumer Price Index, all urban consumers, all items, San Francisco/Oakland Bay Area, published by the United States Department of Labor, Bureau of Labor Statistics, in which 1967 equals one hundred (100) ("Index"), which is published for the last month prior to the commencement of the term hereof (beginning index). If the Index published nearest the adjustment date ("Extension Index"), has increased over the beginning index, the minimum rental until the next rent adjustment date shall be established by multiplying the minimum rent as specified in the first Section of this article, by a fraction, of the numerator of which is the extension index and the denominator of which is the beginning index. In no event, however, shall the minimum rental established at the adjustment date be less than the minimum rental established at the previous adjustment date or as established in the first paragraph of this article, whichever last occurred. On adjustment of the minimum rent as provided herein, the parties shall immediately execute an amendment to the lease on request of either party stating the new minimum rent.

     (b) If the Index is changed so that the base year differs from that used as of the month immediately preceding the month in which the term commences, the Index shall be converted in accordance with the conversion factor published by the United States Department of Labor, Bureau of Labor Statistics. If the Index is discontinued or revised during the term, such other government index or computation with which it is replaced shall be used in order to obtain substantially the same result as would be obtained if the Index has not been discontinued or revised.

8.3 All rentals shall be paid without deduction or offset, each month in advance, on the first day of each calendar month during said term. If the lease term commences on other than on the first day of a calendar month, the rent for the first partial month shall be prorated accordingly.

8.4  (a-d) [SECTIONS DELETED]

8.5  [SECTION DELETED]

PERCENTAGE RENTAL

9.1 - 9.5  [SECTIONS DELETED]

PROMOTIONAL PROGRAM

10.1  - 10.2  [SECTIONS DELETED]

OPERATING COVENANT

11.  [SECTION DELETED]

ACCORD AND SATISFACTION

12. No payment by Lessor or receipt by Lessor of a lesser amount of monthly rent or any other sum due hereunder, shall be deemed to be other than on account of the earliest due rent or payment, nor shall any endorsement or statement on any check or any letter accompanying any such check or payment be deemed an accord and satisfaction, and Lessor may accept such check or payment without prejudice to Lessor's right to recover the balance of such rent or payment or pursue any other remedy available in this lease, at law or in equity. Lessor may accept any partial payment from Lessee without invalidation of any contractual notice required to be given herein (to the extent such contractual notice is required) and without invalidation of any notice given or required to be given pursuant to applicable law.

LEASE DEPOSIT

13.1 Simultaneous with the execution of this lease, Lessee has deposited with Lessor the sum specified in Section 1.6(e) hereof, which sum shall be applicable to the first rent accruing under the terms of this lease.

13.2 Simultaneous with the execution of this Lease, lessee has deposited with Lessor the sum specified in Section 1.7. This sum is designated as a "security deposit" and shall remain the sole and separate property of the Lessor until actual repaid to Lessee (or at Lessor's option the last assignee, if any, of Lessee's interest hereunder), said sum not being earned by Lessee until all conditions precedent for its payment to Lessee have been fulfilled. As this sum both in equity and at law is Lessor's separate property, Lessor shall not be required to (1) keep said deposit separate from his general accounts, or
(2) pay interest, or other increment for its use. If Lessee fails to pay rent or other charges when due hereunder, or otherwise defaults with respect to any provision of this lease, including and not limited to Lessee's obligation to restore or clean the premises following vacation thereof, Lessee, at Lessor's election, shall be deemed not to have earned the right to repayment of the "security deposit" or those portions thereof, used or applied by Lessor for the payment of any rent or other charges in default, or for the payment of any other sum to which Lessor may become obligated by reason of Lessee's default, or to compensate Lessor for any loss or damage which lessor may suffer thereby. This security deposit is not to be characterized as rent until and unless so applied in respect of a default.

13.3 If Lessor elects to use or apply all or any portion of the "security deposit" as provided in Section 13.1, Lessee shall within ten (10) days after written demand therefor pay Lessor cash, in an amount equal to that portion of the "security deposit" used or applied by lessor, and Lessee's failure to so do shall be a material breach of this lease. The ten (10) day notice specified in the preceding sentence shall insofar as not prohibited by law, constitute full satisfaction of notice of default provisions required by law or ordinance.

13.4 If, on termination of this lease, the Lessee is not in default of any of its obligations hereunder, the remaining security deposit held by the Lessor shall be returned forthwith to the Lessee.

TAXES AND ASSESSMENTS

14.1 Lessee shall be liable for all taxes levied against personal property, trade fixtures and other property, trade fixtures and other property placed by Lessee in or on or about the demised premises including without prejudice to the generality of the foregoing, shelves, counters, vaults, vault doors, wall safes, partitions, fixtures, machinery, plant equipment and other articles and if any such taxes on Lessee's personal property, trade fixtures or property placed in the demised premises by Lessee are levied against Lessor or Lessor's property and if Lessor pays the same (which Lessor shall have the right to do regardless of the validity of such levy), or if the assessed value of Lessor's property is increased by the inclusion of the value placed in such property or trade fixtures of Lessee or placed in the demised premises by lessee and if lessor pays the taxes based on such increased assessment (which Lessor shall have the right to do, regardless of the validity thereof), Lessee, upon demand shall, as the case may be, pay to the Lessor the taxes so levied against Lessor or the proportion of such taxes resulting from such increase in the assessments.

14.2 Lessee shall pay, as additional rent, all taxes and assessments levied or assessed against the land and buildings of which the demised premises form a part, including the common areas, as well as the improvements and the buildings and improvements on said land, prorated on the basis that the number of square feet occupied by Lessee in the said building or Shopping Center bears to the gross leaseable area in the entire building or Shopping Center which is included in the tax bill.

14.3 If any general or special assessment is levied and assessed against the premises, Lessor may elect to either pay the assessment in full or allow the assessment to go to bond. If Lessor pays the assessment in full, Lessee shall pay to Lessor each time a payment of real property taxes is made, a sum equal to that which would have been payable (as both principal and interest), had Lessor allowed the assessment to go to bond.

14.4 The term "taxes" and "assessments" as used herein shall include all real property taxes on the building, the land on which the building is situated, and the various estates in the building the land, as well as all personal property taxes levied on the property used in the operation of the building, land, or personal property, whether or not now customary or within the contemplation of the parties to this lease. "Taxes" also shall include the cost to Lessor of contesting the amount, validity, or applicability of any taxes mentioned in this section. Further included in the definition of taxes herein shall be general and special assessments, license fees, commercial rental tax, levy, penalty or tax (other that inheritance or estate taxes) imposed by any authority having the direct or indirect power to tax, as against any legal or equitable interest of the Lessor in the leased premises or in the real property of which the leased premises are a part, as against the Lessor's right to rent or other income therefrom, or as against the Lessor's business of leasing the leased premises, any tax, fee, or charge with respect to the possession, leasing, transfer of interest, operation, management, maintenance, alteration, repair, use, or occupancy by Lessee, of the premises or any portion thereof or the complex, or any tax imposed in substitution, partially or totally, for any tax previously included within the definition of taxes herein, or any additional tax, the nature of which may or may not have been previously included within the definition of taxes. The term "real property taxes" or "taxes" shall not include any tax which may be levied upon or against the general income or profits of the Lessor or its successors or assigns.

14.5 If Lessee shall in good faith desire to contest the validity or amount of any tax, assessments, levy or other governmental charge herein agreed to be paid by Lessee, Lessee shall be permitted to do so, upon giving twenty (20) days' written notice thereof prior to the commencement of any such contest and indemnifying the Lessor against any governmental charge, penalty, costs, liability or damage arising out of any such contest. At all events, the Lessee must make prompt payment prior to delinquency of any such tax or charge, irrespective of the contest, and seek a rebate thereof in event such contest is successful.

14.6 Any and all rebates on account of any such taxes, rates, levies, charges or assessments required to be paid and paid by Lessee under the provisions of this lease shall belong to Lessee, and Lessor will, upon request of Lessee, execute any receipts, assignments or other acquaintances that may be necessary in the premises in order to secure the recovery of any such rebates, and will pay over to Lessee, its proportionate share of any such rebates that may be received by Lessor.

14.7 It is the intention that the rental received by the Lessor be net of any taxes of any sort to be paid by the Lessor, subject to the exclusion stated in
Section 14.4. In the event it shall not be lawful for the Lessee to reimburse lessor for any of the taxes covered by this Article, the minimum rent payable to Lessor under the terms of this Lease shall be increased by the amount of the portion allocable to Lessee so as to net to Lessor the amount which would have been receivable by Lessor if such tax had not been imposed.

MAINTENANCE OF PREMISES

15. Lessee shall, at its sole cost, keep and maintain each and every portion of the premises and appurtenances (excepting structural aspects of the exterior walls and structural aspects of roof which Lessor agrees to repair), including glazing, repair and replacement of the heating, ventilation and air conditioning system installed to serve the premises, any store front and the interior of the premises, in clean, good and sanitary order, condition and repair, hereby waiving all right to make repairs or replacements at the expense of Lessor. Lessee shall also keep the walkways in front of the premises free from any debris, papers or dirt. As of commencement of the term hereof, Lessee accepts the premises as being in good and sanitary order, condition and repair, and agrees on the last day of said term, or sooner termination of this lease, to surrender unto Lessor said premises and appurtenances in good condition and repair, reasonable use and wear thereof and damage by fire excepted, and to remove all of the Lessee's signs from said premises, and to repair any damage caused by such removal. In the case of equipment installed by the Lesso4 for the Lessee, or installed by the Lessee and being the property of the Lessor, such as heating, ventilating and air conditioning equipment, Lessee shall maintain a service contract for the regular maintenance with a service company acceptable to the Lessor, at Lessee's expense. [LAST LINE DELETED]

COMMON AREAS

16.1 Common areas herein referred to means all areas and facilities outside the demised premises and within the exterior boundaries of the Shopping Center of which the demised premises form a part, that are provided and designated by the Lessor from time to time for the general use and convenience of the Lessee and of other lessees of the Lessor having the common use of such areas, and their respective authorized representatives and invitees. Common areas include, without limitation, upper levels, walkways, restrooms, elevators, pedestrian entrances, landscaping, sidewalks, landscaped areas, courtyards, hallways, parking areas and facilities, all as shown on Exhibit "B" attached hereto. Exhibit "B" is tentative and Lessor reserves the right to make alterations thereto from time to time as described in the following sections.

16.2 Lessor shall, in Lessor's sole discretion, maintain the common areas, establish and enforce reasonable rules and regulations concerning such areas, close any of the common areas to whatever extent required in the opinion of Lessor's counsel to prevent a dedication of any of the common areas or the accrual of any rights of any person or of the public to the common areas, close temporarily any of the common areas for maintenance purposes, and make changes to the common areas including, without limitation, changes in the location of driveways, entrances, exits, vehicular parking spaces, parking area, the designation of areas for the exclusive use of others, the direction of the flow of traffic or construction of additional buildings thereupon, without any restriction whatsoever. The initial Rules and Regulations concerning the Shopping Complex are attached hereto as Exhibit "E." Lessor reserves the right to make additional reasonable rules affecting the Shopping Complex throughout the term hereof.

16.3 Lessee shall pay to Lessor, as additional rent, its proportionate share of common area costs within ten (10) days of receiving a bill therefor from the Lessor, which shall be no more frequently than monthly. Except as otherwise provided herein, Lessee's proportionate share of common area costs shall be that fraction of the total common area costs that the total number of square feet in the premises bears to the gross leasable area in the buildings having the use of the common areas. Lessor may bill the Lessee estimated charges for common area costs provided that such costs are adjusted annually to reflect the actual costs incurred in the previous year. Upon completion of the actual costs, the party owing the sum of money needed to adjust the Lessee's contribution to actual figures shall remit to the other the balancing sum within ten (10) days of receiving a statement therefor from the Lessor, if the Lessee's estimated payments have been insufficient, or within sixty (60) days following the close of the calendar year, if Lessee has paid in excess of its share.

16.4 "Common area costs," means all sums expended by the Lessor for the supervision, maintenance, repair, replacement and operation (including security services) of the common areas, and insurance, plus an allowance of fifteen percent (15%) of such costs to the Lessor for administrative fee. Costs for maintenance and operation of the common area shall include without limitation, costs of resurfacing, repainting and restriping, painting (including exterior building painting), sweeping and other janitorial and security services, maintenance of restrooms, elevators, walkways, pedestrian entrances, repairs and replacements (including repairs and replacement of structural aspects of the Shopping Complex), policing, purchase, construction and maintenance of refuse receptacles, planting and landscaping, directories, signs and other markers, lighting and other utilities, the cost of Christmas decorations [REMAINDER OF SENTENCE DELETED]. Without in any way limiting the generality of the foregoing, in which the parties intend to express their agreement that all common area costs shall be borne by the tenants in pro rata amounts, specific reference is made to the inclusion in such costs of any capital improvements made by the Lessor to the Shopping Complex for the purpose of reducing other operating expenses or utility costs, or that are required by governmental law, ordinance, regulation or mandate, not applicable to the complex at the time of the original construction. The portion to be included each year in common area costs shall be that fraction allocable to the year in question calculated by amortizing over the reasonable useful life of such improvement, as determined by the Lessor, with interest on the unamortized balance at ten percent (10%) per annum or such higher rate as may have been paid by Lessor for funds borrowed for the purpose of constructing such improvements, but in no event to exceed the highest rate permissible by law.

Notwithstanding the above, (1) the following costs shall be excluded from the above definition of common area costs, to wit: costs directly related to (a) the maintenance and repair of the elevators and (b) the maintenance and repair of hallways and bathrooms located on the second and third floor of the shopping complex; (2) Lessee's responsibility for the following costs shall be based upon use, as estimated by Lessor, to wit: (a) scavenger, (b) domestic water; and (3) Lessee's responsibility for costs relating to the repair and maintenance of the heating, ventilating and air conditioning system serving that portion of the complex being used for retail purposes shall be determined by multiplying the repair and maintenance costs by a fraction the numerator of which is the gross square feet of the leased premises, and the denominator of which is the gross leasable square footage of that portion of the premises being used for retail purposes.

ALTERATIONS

17.1 Lessee shall not make, or suffer to be made, any alterations to the demised premises, or any part thereof, without the written consent of the Lessor first had and obtained. Any additions to, or alterations of, the leased premises, except trade fixtures, shall become at once a part of the realty and belong to Lessor. Except as otherwise provided in this lease, Lessee shall have the right to remove its trade fixtures placed upon the leased premises provided that Lessee restores the leased premises as indicated below.

17.2 Any alterations, additions or installations performed by the Lessee (hereinafter collectively "alterations") shall be subject to strict conformity with the following requirements:

     (a)  All alterations shall be at the sole cost and expense of the Lessee;

     (b) Prior to commencement of work of alteration, Lessee shall submit detailed plans and specifications, including working drawings (hereinafter referred to as "Plans"), of the proposed alterations, which shall be subject to the consent of the Lessor in accordance with the terms of paragraph 17.1 above;

     (c) Following approval of the plans by the Lessor, Lessee shall give Lessor at least ten (10) days prior written notice of commencement of work in the leased premises so that Lessor may post notices of nonresponsibility in or upon the leased premises as provided by law;

     (d) No alterations shall be commenced without the Lessee having previously obtained all appropriate permits and approvals required by and of governmental agencies;

     (e) All alterations shall be performed in a skillful and workmanlike manner, consistent with the best practices and standards of the construction industry, and pursued with diligence in accordance with the plans previously approved by the Lessor and in full accord with all applicable laws and ordinances. All material, equipment, and articles incorporated in the alterations is to be new, and of recent manufacture, and of the most suitable grade for the purpose intended;

     (f) Lessee must obtain the prior written approval from Lessor for Lessee's contract prior to commencement of the work. Lessee's contractor shall maintain all of the insurance reasonable required by Lessor, including comprehensive general liability, workers' compensation, as well as builder's risk insurance and course of construction insurance;

     (g) As a condition of approval of the alterations, Lessor may require a Certificate of Deposit drawn on Continental Pacific Bank, payable to Lessor, in a sum equal to the cost of the alterations guarantying the completion of the alterations free and clear of all liens and other charges in accordance with the plans. Such a bond shall name the Lessor as beneficiary;

     (h) The alterations must be performed in a manner such that it will not interfere with the quiet enjoyment of the other lessees in the Shopping Complex.

17.3 The Lessee shall keep the demised premises and the Shopping Complex in which the demised premises are situated, free from any liens arising out of any work performed, materials furnished or obligations incurred by the Lessee. In the event a mechanic's or other lien is filed against the leased premises or the Shopping Complex of which the leased premises forms a part as a result of a claim arising through the Lessee, the Lessor may demand that the Lessee furnish to the Lessor a surety bond satisfactory to the Lessor in an amount equal to at least one hundred fifty percent (150%) of the amount of the contested lien claim or demand, indemnifying Lessor against liability for the same and holding the leased premises free from the effect of such line or claim. Such bond must be posted within ten (10) days following notice from lessor. In addition, Lessor may require Lessee to pay Lessor's attorney's fees and costs in participating in such action if Lessor shall decide it is to its best interest to do so. The Lessor may pay the claim prior to the enforcement thereof, in which event the Lessee shall reimburse the Lessor in full, including attorney's fees, for any such expense, as additional rent, with the next due rental.

17.4 Lessee shall ascertain from Lessor at least thirty (30) days prior to the termination of this lease, whether Lessor desires the leased premises, or any part thereof, restored to its condition prior to the making of permitted alterations, installations and improvements, and if Lessor shall so desire, then Lessee shall forthwith restore said lease premises or the designated part of it as the case may be to its original condition, entirely at its own expense, excepting normal wear and tear.

WASTE

18. Lessee shall not commit, or suffer to be committed, any waste upon the leased premises, or any nuisance, or other act or thing which may disturb the quiet enjoyment of any other tenant or occupant of the complex in which the leased premises are located.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS

19. Lessee, shall, at its sole cost and expense, comply with all of the requirements of all municipal, state and federal authorities now in force, or which may hereafter be in force, pertaining to the premises, and shall faithfully observe in the use of the premises all municipal ordinances and state and federal statutes now in force or which may hereafter be in force. The judgment of any Court of competent jurisdiction, or the admission of Lessee in any action of proceeding against Lessee, whether Lessor be a party thereto or not, that any such ordinance or statute pertaining to the premises has been violated, shall be conclusive of that fact as between Lessor and Lessee.

LIABILITY AND PLATE GLASS INSURANCE

20. Lessee agrees to provide and keep in force for the benefit of the Lessor and Lessee, at Lessee's own cost and expense at all times during the term hereof, a liability insurance policy or endorsement on a blanket liability insurance policy insuring Lessor and Lessee against any and all damages and liability on account of or arising out of injuries to or the death of any person in or about the demised premises in a minimum amount of ONE MILLION DOLLARS ($1,000,000.00), for bodily and personal injuries and for damage to property [NEXT SENTENCE DELETED]. Said policies or endorsements shall be effected with insurance companies approved by Lessor, authorized to write liability insurance in the State in which the shopping center is located, and shall include coverage related to occupancy of premises, as well as contractual liability, liquor liability, and products liability. Said policies shall designate specifically that Lessor is an additional named insured thereunder; such policies or certified copies thereof shall be delivered in Lessor. Said policies shall require that notice be afforded to Lessor of any cancellation, lapse, failure to renew or any material change in coverage at least thirty (30) days prior to the effective date of any such events. In no event shall any deductible for any of the policies described above exceed $500.00.

INDEMNIFICATION, WAIVER OF CLAIMS AND SUBROGATION

21.1 This Article 21 is written and agreed to in respect of the intent of the parties to assign the risk of loss whether resulting from negligence of the parties or otherwise, to the party who is obligated hereunder to cover the risk of such loss with insurance. Thus, the indemnity and waiver of claims provisions of this Lease have as their object, so long as such object is not in violation of public policy, the assignment of risk for a particular casualty to the party carrying the insurance for such risk, without respect to the causation thereof.

21.2 Lessor and Lessee release each other, and their respective authorized representatives, from any claims for damage to any person or to the premises and the building and other improvements in which the premises are located, and to the fixtures, personal property, Lessee's improvements and alterations of either Lessor or Lessee, in or on the premises and the building and other improvements in which the premises are located, including loss of income, that are caused by or result from risks insured against under any property insurance policies carried by the parties and in force at the time of any such damage.

21.3 Each party shall cause each insurance policy obtained by it to provide that the insurance company waives all rights of recovery by way of subrogation against either party in connection with any damage covered by any policy. Neither party shall be liable to the other for any damage caused by fire or any other risks insured against under any property insurance policy required by this lease. If any such insurance policy cannot be obtained with a Waiver of Subrogation clause or rider without payment of an additional premium charge above that charged by the insurance companies issuing such policies without Waiver of Subrogation, the Lessee shall pay such additional premium to the insurance carrier requiring such additional premium.

21.4 Lessee, as a material part of the consideration to be rendered to Lessor, shall indemnify and hold harmless the Lessor from any loss by reason of injury to person or property, from whatever cause, all or in any way connected with the condition or use of the leased premises, or the improvements or personal property therein or thereon, including without limitation any liability or injury to the person or property of the Lessee, its agents, officers, employees or invitees. Lessee agrees to indemnify Lessor and hold it harmless from any and all liability, loss, cost or obligation on account of, or arising out of, any such injury or loss however occurring, including breach of the provisions of this lease and the negligence of the parties hereto.

21.5 In the event any action, suit or proceeding is brought against Lessor by reason of any such occurrence, Lessee, upon Lessor's request will be at Lessee's expense resist and defend such action, suit or proceeding, or cause the same to be resisted and defended by counsel designated by the insurer whose policy covers the occurrence or by counsel designated by Lessee and approved by Lessor. The obligations of Lessee under this Section arising by reason of any of occurrence taking place during the lease term shall survive any termination of this lease.

21.6 Lessee, as a material part of the consideration to be rendered to Lessor, hereby waives all claims against Lessor for damages to goods, wares, merchandise and loss of business in, upon or about the leased premises and for injury to Lessee, its agents, employees, invitees or third persons in or about the leased premises from any cause arising at any time, including breach of the provisions of this lease and the negligence of the parties hereto.

FIRE INSURANCE

21.1 Lessee, upon demand, shall pay to Lessor, as additional rent, its proportionate share of the premium for fire, extended coverage and other property insurance obtained by the Lessor on the premises and on the Shopping Center or building of which the premises form a part, including the common areas. Lessee's proportionate share shall be that fraction, the numerator of which is the number of square feet in the Lessee's premises, and the denominator of which is the total number of leaseable square feet in the building of buildings covered by such policies of insurance.

22.2 Additionally, the Lessee shall, upon demand, pay to the Lessor any increase in such insurance premium resulting to the overall cost on the building or buildings covered by such policies because of any special conditions relating to the Lessee's operations which require a higher premium. Lessors insurance carrier or Lessor's insurance agent shall make the judgment as to the sum of money so involved, which judgment shall be conclusive.

22.3 No such insurance above-described may have a deductible in excess of $5,000.00.
----------

22.4 No use shall be made or permitted to be made on the leased premises, nor acts done, which will increase the existing rate of insurance upon the building in which the premises are located or upon any other building in the complex or cause the cancellation of any insurance policy covering the building, or any part thereof, nor shall Lessee sell, or permit to be kept, used or sold, in or about the leased premises, of any insurance organization or company, necessary for the maintenance of reasonable property damage and public liability insurance, covering the leased premises, building and appurtenances.

LESSEE PROPERTY DAMAGE INSURANCE

23. Lessee agrees at all times during the term of this lease, and at Lessee's sole expense, to keep all trade fixtures, equipment and merchandise of Lessee, or any subtenant of Lessee that may be in the premises from time to time, insured against loss or damage by fire or the hazards commonly referred to under the extended coverage endorsement, for an amount of ninety percent (90% of full replacement value. The proceeds from any such insurance must be used by the Lessee to restore or replace any such trade fixtures, equipment and merchandise in the premises. No such insurance above described may have a deductible in excess of $5,000.00.
                        ---------

INSURANCE POLICY REQUIREMENTS

24.1 All insurance policies required to be carried by the Lessee hereunder shall conform to the following requirements:

     (a) The insuror in each case shall carry a designation in "Best's Insurance Reports" as issued from time to time throughout the term as follows:
Policy holder's rating of A; financial rating of not less that X;

     (b) The insuror shall be qualified to do business in the state in which the premises are located;

     (c) Each policy shall name the Lessor as an insured and, at Lessor's request, shall carry a lender's loss payee endorsement in favor of Lessor's lender;

     (d) An executed copy of each insurance policy, or a certificate thereof, shall be delivered to the Lessor at commencement of the term and shall remain in effect throughout the term, including copies of any renewals or certificates thereof, at lease thirty (30) days prior to the expiration of such policies;

     (e) These policies shall require that the Lessor be notified in writing by the insuror at least thirty (30) days prior to any cancellation or expiration of such policy, or any reduction in the amounts of insurance carried;

     (f) Each policy shall be primary, not contributing with, and not in excess of coverage which the Lessor may carry;

     (g) All liability insurance required to be carried by the Lessee hereunder shall state that the Lessor is entitled to recovery for the negligence of the Lessee even though Lessor is a named insured.

ADVERTISEMENTS AND SIGNS

25. Lessee shall not conduct or permit to be conducted any sale by auction on said premises. Lessee shall not place or permit to be placed on the premises any interior or exterior sign, advertisement, decoration, marquee or awning that is visible from the exterior of the premises without the prior written consent of Lessor which Lessor reserves the right to withhold in its sole judgment. Lessee, upon request of Lessor, shall immediately remove any such sign, advertisement, decoration, marquee or awning which, in the opinion of Lessor, is objectionable or offensive, and if Lessee fails so to do, Lessor may enter upon said premises and remove the same. Lessor has reserved the exclusive right to the exterior sidewalls, rear wall and roof of said premises, and Lessee shall not place or permit to be placed upon the said sidewalls, rear wall or roof, any sign advertisement or notice without the written consent of Lessor. At the termination of this lease, or any extension, Lessee shall remove all his signs provided that any damage caused by removal shall be repaired at lessee's expense All signs shall be maintained by lessee at his own expense. Except for approved signs, Lessee shall not use any advertising or promotional medium which may be heard or experienced outside of the premises (such as searchlights, barkers or loudspeakers). Lessee shall not distribute handbills or circulars to patrons of the Shopping Center or to cars in the parking lots, nor engage in any similar form of direct advertising in the Shopping Center. The initial sign criteria for the Shopping Complex (which Lessor may change from time to time, in Lessor's sole discretion) are attached hereto as Exhibit "F", and are incorporated herein by reference.

UTILITIES

26. Lessee, from the time it first enters the premises for the purpose of setting fixtures, or from the commencement of this lease, whichever date shall first occur, and throughout the term of this lease shall pay for all charges (including, without limitation, connection fees) for water, gas, heat, sewer, power, telephone services and any other utility supplied to or consumed in or on the leased premises. Lessee shall not allow refuse, garbage, or trash to accumulate outside of the demised premises. Lessor shall not be responsible or liable for any interruption in utility services, nor shall such interruption affect the continuation or validity of this lease. Lessor's allocation of any utility charges emanating from a common meter shall be performed in good faith, and shall be conclusive upon the Lessee. All payments to Lessor in respect thereof shall be due within ten (10) days of billing.

ENTRY BY LESSOR

27. Lessee shall permit Lessor and Lessor's agents to enter into and upon said premises at all reasonable times for the purpose of inspecting the same or for the purpose of maintaining the building in which said premises are situated, or for the purpose of making repairs, alterations or additions to any other portion of said building, including the erection and maintenance of such scaffolding, canopies, fences and props as may be required, or for the purpose of posting notices of non-responsibility for alterations, additions or repairs, or for the purpose of placing upon the property in which the said premises are located any usual or ordinary "for sale" signs, without any rebate of rent and without any liability to Lessee for any loss of occupation or quiet enjoyment of the premises thereby occasioned and shall permit Lessor and his agents, at any time within ninety (90) days prior to the expiration of this lease, to place upon said premises any usual or ordinary "to let" or "to lease" signs and exhibit the premises to prospective tenants at reasonable hours. Lessee will give Lessor notice in writing five (5) days prior to employing any laborer or contractor to perform work resulting in an alteration of the leased premises so that Lessor may post a notice of non-responsibility. This section in no way affects the maintenance obligations of the parties hereto.

DESTRUCTION

28.1 In the event the premises suffers (a) an uninsured casualty or a (b) casualty which cannot be repaired within one hundred twenty (120) days from the date of destruction under the laws and regulations of state, federal, county, municipal authorities or other authorities with jurisdiction, the Lessor may terminate this lease as at the date of the damage upon written notice to the Lessee following the casualty.

28.2 In the event of a casualty which may be repaired within one hundred twenty (120) days from the date of the damage, or, in the alternative, in the event the Lessor does not elect to terminate this lease under the terms of
Section 28.1 above, then this lease shall continue in full force and effect and the Lessor shall forthwith undertake to make such repairs to reconstitute the leased premises to as near the condition as existed prior to the casualty as practicable. Such partial destruction shall in no way annul or void this lease except that Lessee shall be entitled to a proportionate reduction of rent following the casualty and until the time the leased premises are restored (except if such casualty was caused by the negligence of the Lessee, in which case there shall be no abatement of rent). Such reduction shall be in the amount of that fraction of the minimum rent in which the numerator is the portion of the premises unoccupied during any such reconstruction and the denominator or which is the amount of square footage in the leased premises. Lessor's repair obligations shall in no way include any construction obligations originally hereunder imposed on the Lessee or subsequently undertaken by Lessee, but shall include solely that property constructed by Lessor prior to commencement of the term hereof.

28.3 Lessee hereby waives all statutory or common law rights of termination in respect to any partial destruction or casualty which Lessor is obligated to repair to may elect to repair under the terms of this Article. Further, in event of a casualty occurring during the last two (2) years of the original term hereof or of any extension, Lessor need not undertake any repairs and may cancel this lease unless the Lessee has the right under the terms of this lease to extend the term for an additional period and does so within thirty
(30) days of the date of the casualty.

28.4 In the event that the building in which the demised premises is situated by destroyed to the extent of not less than thirty three and one-third percent (33-1/3%) of the replacement cost thereof, Lessor may elect to terminate this lease, whether the demised premises by injured or not, in the same manner as in Section 28.1 above. At all events, a total destruction of the complex of which the leased premises form a part, or the leased premises itself, shall terminate this lease.

CONDEMNATION

29.1 (a) "Condemnation" means (i) the exercise of any governmental power, whether by legal proceedings or otherwise, by a condemnor and/or (ii) a voluntary sale or transfer by Lessor to any condemnor, either under threat of condemnation or while legal proceedings for condemnation are pending.

     (b) "Date of taking" means the date the condemnor has the right to possession of the property being condemned.

     (c) "Award" means all compensation, sums or anything of value awarded, paid, or received on a total or partial condemnation.

     (d) "Condemnor" means any public or quasi-public authority, or private corporation or individual, having the power of condemnation

29.2 If the premises are totally taken by condemnation, this lease shall terminate on the date of taking.


29.3 (a) If any portion of the leased premises is taken by condemnation, this lease shall remain in effect, except that Lessee can elect to terminate this lease if fifty percent (50%) or more of the total number of square feet in the leased premises is taken.

     (b) If the common areas of the complex of which the leased premises form a part is taken by condemnation, this lease shall remain in full force and effect, except that if thirty percent (30%) or more of the common area is taken by condemnation, either party shall have the election to terminate this lease pursuant to this section.

     (c) If fifty percent (50%) or more of the building in which the leased premises are located is taken, the Lessor shall have the election to terminate this lease in the manner prescribed herein.

29.4 (a) If either party elects to terminate this lease under the provisions of Section 29.3, it must terminate by giving notice to the other party within thirty (30) days after the nature and extent of the taking have been finally determined. The party terminating this lease also shall notify the other party of the date of termination, which date shall not be earlier than sixty (60) days or later than ninety (90) days after the terminating party has notified the other party of its election to terminate; except that this lease shall terminate on the date of taking if the date of taking falls on a date before the date of termination designated in the notice from the terminating party. If this lease is not terminated within the thirty (30) day period, it shall continue in full force and effect except that minimum rent shall be reduced by subtracting therefrom an amount calculated by multiplying the minimum rent by a fraction the numerator of which is the number of square feet taken from the leased premises and the denominator of which is the number of square feet in the leased premises prior to the taking.

     (b) If there is a partial taking of the leased premises and this lease remains in full force and effect pursuant to his Article, Lessor, at its cost, shall accomplish all necessary restoration so that the leased premises is returned as near as practical to its condition immediately prior to the date of the taking, but in no event shall Lessor be obligated to expend more for such restoration than the extent of funds actually paid to Lessor by the condemnor.

29.5 Any award arising from the condemnation or the settlement thereof shall belong to and be paid to the Lessor except that the Lessee shall receive from the award the following, if specified in the award by the condemning authority, so long as it does not reduce the Lessor's award in respect of the real property: Lessee's trade fixtures, personal property, goodwill, loss of business and relocation expenses. At all events the Lessor shall be solely entitled to all award in respect of the real property including the bonus value of the leasehold. The Lessee shall not be entitled to any award until the Lessor has received the above sum in full.

ASSIGNMENT AND SUBLETTING

30.1 Lessee shall not assign this lease, or any interest therein, and shall not sublet the said premises or any part thereof, or any right or privilege appurtenant thereto, or suffer any other person (the agents and servants of Lessee excepted) to occupy or use the said premises, or any portion thereof, without the written consent of Lessor first had and obtained, and a consent to one assignment, subletting, occupation or use by any other person, shall not be deemed to be a consent to any subsequent assignment, subletting occupation or use by another person. Any such assignment or subletting without such consent shall be void at the option of the Lessor, and shall, at the option of Lessor, terminate this lease. This lease shall not, nor shall any interest therein, be assignable, as to the interest of Lessee, by operation of law, without the written consent of Lessor. This Lease is assumable by the FDIC without consent.

30.2 The consent of the Lessor required under Section 30.1 above, may not be unreasonably withheld, provided, should Lessor withhold its consent for any of the following reasons, which list is not exclusive, such withholding shall be deemed to be reasonable:

     (a) A conflict with other uses in the Shopping Center of which the premises form a part;

     (b) Incompatibility of the proposed use with others within the Shopping Center of which the premises form a part;

     (c)  Financial inadequacy of the proposed sublessee or assignee;

     (d) A proposed use or user which would cause a diminution in the reputation of the Shopping Center or the other businesses located therein;

     (e) Wherein the percentage rent clause herein is not suitable for the proposed new assignee or sublessee in that their volume could reasonably be expected to be less than that of the Lessee hereunder;

     (f) A proposed user whose impact on the common facilities or the other tenants in the Shopping Center would be disadvantageous.

In any event, should the Lessor decline to give its consent, and does so without stating a reasonable cause, this lease shall terminate thirty (30) days following written notice from Lessor to Lessee of its election to withhold consent without justifiable reason therefor. At that time, all obligations of both parties hereunder thereafter accruing shall terminate. The purpose of this paragraph is to permit Lessor, at its option, to terminate this lease, and relieve Lessee of continuing liability, in event of a proposed assignment or subletting.

30.3 Notwithstanding the foregoing, the following conditions shall apply to any proposed assignment or sublease hereunder:

     (a) Each and every covenant, condition, or obligation imposed upon Lessee by this lease and each and every right, remedy, or benefit afforded Lessor by this lease shall not be impaired or diminished as a result of such assignment or sublease;

     (b) Any sums of money, or other economic consideration received by Lessee as a result of such subletting, including bonuses, key money, or the like (except rental or other payments received which are attributable to the amortization for the cost of leasehold improvements performed at the expense of the Lessee herein) which exceed, in the aggregate, the total sums which Lessee is obligated to pay lessor under this lease, or the prorated portion thereof if the premises subleased is less than the entire premises, shall be payable to Lessor as additional rental under this lease without affecting or reducing any other obligation of the Lessee hereunder.

     (c) If Lessee is a corporation which is not deemed a public corporation, or is an unincorporated association or partnership, the transfer, assignment or hypothecation of any stock or interest in such corporation, associate or partnership in the aggregate in excess of twenty-five percent (25%) shall be deemed an assignment within this Article 30;

     (d) Lessee shall reimburse Lessor as additional rents for Lessor's reasonable costs and attorney's fees incurred in conjunction with the processing and documentation of any such requested assignment, subletting, transfer, change of ownership or hypothecation of this lease or Lessee's interest in and to the premises;

     (e) Lessor may condition the approval of any assignment or subletting as specified herein upon an increase in the minimum guaranteed rental payable by Lessee or Lessee's successor in interest;

     (f) No subletting or assignment, even with the consent of Lessor, shall relieve Lessee of its obligation to pay the rent and to perform all other obligations to be performed by Lessee hereunder. The acceptance of rent by Lessor from any person shall not be deemed to be a waiver by Lessor of any provision of this lease or to be a consent to any assignment or subletting.

30.4 Notwithstanding anything to the contrary contained herein, at Lessor's election:

     (a) In the event that at any time or from time to tome during the term of this lease, Lessee desires to assign or sublet all or part of the demised premises, Lessee shall notify the Lessor in writing (hereinafter referred to as "Transfer Notice") of the terms of the proposed assignment or subletting, the proposed transferee and the area so proposed to be assigned or sublet and shall give the Lessor the right to accept an assignment or to sublet from Lessee such space (hereinafter referred to as "Transferred Space") on the same terms as those contained in this lease, including the rent which Lessee is then paying for such space, calculated on the basis of the total minimum rent hereunder divided by the total square footage in the entire premises multiplied by the number of square feet to be assigned or sublet. Such option shall be exercisable by Lessor in writing for a period of thirty (30) days after receipt of the Transfer Notice.

     (b) If Lessor fails to exercise such option, and Lessee fails to complete negotiations for a valid and bona fide assignment to or sublease with a third party within sixty (60) days thereafter in accordance with the terms of the Transfer Notice, Lessee shall again comply with all the conditions of this Article 30, as if the notice and option hereinabove referred to had not been given and received.

     (c) In the event Lessor does not exercise its option and Lessee completes negotiations for an assignment or sublease with a third party within the sixty (60) day period, Lessee shall deliver an executed copy of such assignment or sublease to Lessor to obtain its consent as required in this
Article 30. If the Lessor consents to a sublease, then such sublease shall be subject to and made upon the following terms:

          1. Any such sublease shall be subject to the terms of this lease and the term thereof may not extend beyond the expiration of the term of this lease;
          2. The use be made of the Transferred Space shall be a legal use in keeping with the character of the complex and the terms of this lease;
          3. Such assignment or sublease shall not violate any negative covenant as to use contained in any deed of trust affecting the complex; and
          4.  No sublessee shall have a right to further sublet.

     (d) Lessee shall have the right without the consent of Lessor but upon prior written notice to Lessor, to assign this lease to a company incorporated or to be incorporated by Lessee provided that lessee owns or beneficially controls all the issued and outstanding shares in the capital stock of the company. Such assignment shall not, however, relieve Lessee from its obligations for the payment of rent and for the full and faithful observance and performance of the covenants, terms and conditions contained herein.

     (e) No permitted assignment or sublessee shall be valid and no assignee or sublease shall take possession of the premises assigned or sublet unless, within ten (10) days after the execution thereof, Lessee shall deliver to Lessor a duly executed duplicate original of such assignment or sublease in form satisfactory to Lessor which provides (1) the assignee or sublessee assumes Lessee's obligations for the payment of rent and for the full and faithful observance and performance of the covenants, terms and conditions contained herein, and (2) that such assignee or sublessee will, at Lessor's election, attorn directly to Lessor in the event Lessee's lease is terminated for any reason, and (3) such assignment or sublease contains such other assurances as Lessor reasonably deems necessary.

COVENANT NOT TO COMPETE

31.  [DELETED]

ABANDONMENT

32. Lessee shall not vacate or abandon the premises at any time during the term; and if Lessee shall abandon, vacate or surrender the premises, or be dispossesed by process of law, or otherwise, any personal property belonging to Lessee and left on the premises shall be deemed to be abandoned, at the option of Lessor, except such property as may be mortgaged to Lessor.

DEFAULT

33.1 The occurrence of any of the following shall constitute a material default and breach of this lease by Lessee:

     (a) Any failure by Lessee to pay the rental or to make any other payment required to be made by Lessee hereunder when due.

     (b) The abandonment or vacation of the premises by Lessee in violation of Article 32 hereof.

     (c) A failure by Lessee to observe and perform any other provision of this lease to be observed or performed by Lessee, where such failure continues for ten (10) days after written notice thereof by Lessor to Lessee; provided, however, that if the nature of such default is such that the same cannot reasonable be cured within such ten (10) day period, Lessee shall not be deemed to be in default if Lessee shall within such period commence such cure and thereafter diligently prosecute the same to completion.

     (d) Either (1) the appointment of a receiver (except a receiver appointed at the instance or request of Lessor) to take possession of all or substantially all of the assets of Lessee, or (2) a general assignment by lessee for the benefit of creditors, or (3) any action taken or suffered by Lessee under any insolvency or bankruptcy act shall constitute a breach of this lease by Lessee. In such event, Lessor may, at his option, declare this lease terminated and forfeited by Lessee, and Lessor shall be entitled to immediate possession of such premises. Upon such notice of termination, this lease shall terminate immediately and automatically by its own limitation.

     (e) Any two (2) failures by Lessee to observe and perform any provision of this lease during any twelve (12) month period of the term, as such may be extended, shall constitute, at the option of the Lessor, a separate non-curable default.

     (f)  [SECTION DELETED]

     (g)  [SECTION DELETED]

33.2 Under the terms of this Lease numerous charges are and may be due from Lessee to Lessor including, without limitation, common area charges, real estate taxes, insurance reimbursement and other items of a similar nature including advances made by Lessor in respect of Lessee's default at Lessor's option. In event that at any time during the term there is a dispute between the parties as to the amount due for any of such charges claimed by Lessor to be due, the amount demanded by the Lessor shall be paid by the Lessee until the resolution of the dispute between the parties or by litigation. Failure by Lessee to pay the disputed sums until resolution shall constitue a material default and a breach of this lease by Lessee.

REMEDIES UPON DEFAULT

34.1 Lessor and Lessee agree as follows upon Lessor's remedies for any default by Lessee as set forth in Section 33.1 above:

     (a) In the event of any such default by Lessee, then in addition to any other remedies available to Lessor at law or in equity, Lessor shall have the immediate option to terminate this lease and all rights of Lessee hereunder by giving written notice of such intention to terminate. In the event that Lessor shall elect to so terminate this lease, then Lessor may recover from Lessee:

           (i) the worth at the time of award of any unpaid rent which had been earned at the time of such termination; plus

           (ii) the worth at the time of award of the amount by which the unpaid rent which would have been earned after termination until the time of award exceeds the amount of such rental loss Lessee proves could have been reasonable avoided; plus

           (iii) the worth at the time of award of the amount by which the unpaid rent for the balance of the term after the time of award exceeds the amount of such rental loss that Lessee proves could have been reasonably avoided; plus

           (iv) any other amount necessary to compensate Lessor for all the detriment proximately caused by Lessee's failure to perform his obligations under this lease or which in the ordinary course of things would be likely to result therefrom; and

           (v) at Lessor's election, such other amounts in addition to or in lieu of the foregoing as may be permitted from time to time by the law applicable in the State in which the Shopping Center is located.

     (b) The term "rent", as used herein, shall be deemed to be and to mean set minimum rental and all other sums required to be paid by Lessee pursuant to the terms of this lease.

     (c) As used in subparagraphs (a)(i) and (ii) above, the "worth at the time of award" is computed by allowing interest at the rate of ten percent (10%) per annum. As used in subparagraph (a) (iii) above, the "worth at the time of award" is computed by discounting such amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of award plus one percent (1%).

     (d) In the event of any such default by Lessee, (i) Lessor shall also have the right, with or without terminating this lease, to re-enter the premises and remove all persons and property from the premises; such property may be removed and stored in a public warehouse or elsewhere at the cost of and for the account of Lessee, and/or at Lessor's option (ii) all of Lessee's fixtures, furniture, equipment, improvements, additions, alterations and other personal property, shall remain upon the premises and in that event, and continuing during the length of such default, Lessor shall have the sole right to take exclusive possession of such property and to use it, rent or charge free, until all defaults are cured or, at Lessor's option, at any time during the term of this lease, to require Lessee to forthwith remove such property. The rights stated herein are in addition to the Landlord's rights described in
Section 35.2.

     (e) In the event of the vacation or abandonment of the premises by lessee or in the event that Lessor shall elect to re-enter as provided in subparagraph

     (d) above, or shall take possession of the premises pursuant to legal proceeding as pursuant to any notice provided by law, then if Lessor does not elect to terminate this lease as provided in subparagraph (a) above, Lessor may from time to time, without terminating this lease, either recover all rental as it becomes due or relet the premises or any part thereof for such term or terms and at such rental or rentals and upon such other terms and conditions as Lessor in its sole discretion, may deem advisable with the right to make alterations and repairs to the premises.

     (f) In the event that Lessor shall elect to so relet, then rentals received by Lessor from such reletting shall be applied: first, to the payment of any indebtedness other than rent due hereunder from Lessee to Lessor; second, to the payment of any cost of such reletting; third, to the payment of the cost of any alterations and repairs to the premises; fourth, to the payment of rent due and unpaid hereunder; and the residue, if any, shall be held by Lessor and applied in payment of future rent as the same may become due and payable hereunder. Should that portion of such rentals received from such reletting during any month, which is applied by the payment of rent hereunder, be less than the rent payable during that month by Lessee hereunder, then Lessee shall pay such deficiency to Lessor immediately upon demand therefor by Lessor. Such deficiency shall be calculated and paid monthly. Lessee shall also pay to Lessor as soon as ascertained, any costs and expenses incurred by Lessor in such reletting or in making such alterations and repairs not covered by the rentals received from such reletting.

     (g) No re-entry or taking possession of the premises or any other action under this paragraph shall be construed as an election to terminate this lease unless a written notice of such intention be given to Lessee or unless the termination thereof be decreed by a Court of competent jurisdiction. Notwithstanding any reletting without termination by Lessor because of any default by Lessee, Lessor may at any time after such reletting elect to terminate this lease for any such default.

FORFEITURE OF PROPERTY

35.1 Lessee agrees that as of the date of termination of this lease or repossession of the premises by Lessor, by way of default or otherwise, it shall remove all personal property to which it has the right to ownership pursuant to the terms of this lease. Any and all such property of Lessee not removed by such date shall, at the option of Lessor, irrevocably become the sole property of Lessor. Lessee waives all rights to notice and all common law and statutory claims and causes of action which it may have against Lessor subsequent to such date as regards the storage, destruction, damage, loss of use and ownership of the personal property affected by the terms of this Article. Lessee acknowledges Lessor's need to relet the premises upon termination of this lease or repossession of the premises and understands that the forfeitures and waivers provided herein are necessary to aid said reletting.

35.2 Lessee hereby grants to Lessor a lien upon and security interest in all fixtures, chattels and personal property of every kind now or hereafter to be placed or installed in or on the premises and agrees that in the event of any default on the part of the Lessee the Lessor shall have all the rights and remedies afforded the secured party by the chapter on "Default" of Division 9 of the Uniform Commercial Code of California on the date of this lease and may, in connection therewith, also (a) enter on the premises to assemble and take possession of the collateral, (b) require Lessee to assemble the collateral and make its possession available to the Lessor at the premises
(c) enter the premises, render the collateral, if equipment, unusable and dispose of it in a manner provided by the Uniform Commercial code of California on borrower's premises. Lessee designates Lessor his attorney-in-fact for purposes of executing such documents as may be necessary to perfect the lien and security interest granted hereunder.

SURRENDER OF LEASE

36. The voluntary or other surrender of this lease by Lessee, or a mutual cancellation thereof, shall not work as a merger, and shall, at the option of Lessor, terminate all or any existing subleases or subtenancies, or may, at the option of Lessor, operate as an assignment to him of any or all such subleases or subtenancies.

SUBORDINATION

37. This lease shall, at the option of the mortgagee, or beneficiary be subordinate to any mortgage or Deed of Trust which shall at any time be placed upon the demised premises or any part thereof or the building of which the demised premises are a portion, and Lessee agrees to execute and deliver any instrument without cost, which may be deemed necessary to further effect the subordination of this lease to any such mortgage or Deed of Trust, provided, however, that the mortgagee agrees that in the event of transfer of title to the demised premises by Lessor to a mortgagee, trustee or beneficiary under said Deed of Trust or to any purchaser therefrom or successor thereto, this lease shall not terminate if Lessee is not in default. Lessee shall attorn to said new owner as if a party hereto regardless of any rule of law to the contrary or absence of privity of contract.

EMPLOYEE PARKING

38. Automobiles of Lessee, its employees and agents shall not park within the parking area except in areas, if any, delineated by Lessor as "employee parking" - the adjacent City public parking garage.

NOTICES

39.1 All notices to be given to either party hereunder may be given in writing, personally or by depositing the same in the United States mail, postage prepaid, certified mail, return receipt requested, at the addresses for the parties as specified in Section 1.2 hereof.

39.2 Either party may change the address to which notices are required to be given by written notice to the other party. All notices shall be deemed effective upon receipt if personally delivered, or upon execution of the return receipt if by United States mail.

39.3 Should Lessee consist of more than one person or entity, they shall be jointly and severally liable on this lease. Each person and/or entity whose signature is affixed to the end of this lease as Lessee, designates each other such person and/or entity their agent for service of process, or notice, in the event of all litigation or dispute arising from Lessee's breach of any obligation imposed by this lease, or otherwise, due from lessee to Lessor.

TRANSFER OF SECURITY

40. If any security be given by Lessee to secure the faithful performance of all or any of the covenants of this lease on the part of Lessee, Lessor may transfer and/or deliver the security, as such, to the purchaser of the reversion, in the event that the reversion be sold, and thereupon Lessor shall be discharged from any further liability in reference thereto.

WAIVER

41. The waiver by Lessor of any breach of any lease provision shall not be deemed to be a waiver of such lease provision or any subsequent breach of the same or any other term, covenant or condition therein contained. The subsequent acceptance of rent hereunder by Lessor shall not be deemed to be a waiver of any preceding breach by Lessee of any provision of this lease, other than the failure of Lessee to pay the particular rental so accepted regardless of Lessor's knowledge of such preceding breach at the time of acceptance of such rent.

HOLDING OVER

42. Any holding over after the expiration of the term hereof, with the consent of the Lessor, shall be construed to be a tenancy from month to month upon the same terms and conditions as existed during the last month of the term hereof, so far as applicable, except that the minimum rental shall be twice the minimum rental in effect immediately prior to the expiration or sooner termination of the lease.

LIMITATION ON LESSOR'S LIABILITY

43. In the event of default, breach, or violation by Lessor (which term includes Lessor's partners, co-venturers, co-tenants, officers, directors, employees, agents, or representatives) of any Lessor's obligations under this lease, Lessor's liability to Lessee shall be limited to its ownership interest in the premises (or its interest in the Shopping Complex, if applicable) or the proceeds of a public sale of such interest pursuant to foreclosure of a judgment against the Lessor. Lessor may, at its option, and among its other alternatives, relieve itself of all liability under this lease by conveying the premises to the Lessee. Notwithstanding any such conveyance, Lessee's leasehold and ownership interest shall not merge.

LATE CHARGES

44. Lessee acknowledges that late payment by Lessee to Lessor of rent or any other payment due hereunder will cause Lessor to incur costs not contemplated by this lease, the exact amount of such costs being extremely difficult and impractical to fix. Such costs include, without limitation, processing and accounting charges, and late charges that may be imposed on Lessor by the terms of any encumbrance and note secured by any encumbrance covering the premises. Therefore, if any installment of rent, or any other payment due hereunder, due from Lessee is not received by Lessor when due, Lessee shall pay to Lessor an additional sum of ten percent (10%) of such rent or other charge as a late charge. The parties agree that this late charge represents a fair and reasonable estimate of the cost that Lessor will incur by reason of late payment by Lessee. Acceptance of any late charge shall not constitute a waiver of Lessee default with respect to the overdue amount, or prevent Lessor from exercising any other rights or remedies available to Lessor. Rent is due the first of each month with late charge imposed on the 10th if rent is not paid.

SUCCESSORS AND ASSIGNS

45. The covenants and conditions herein contained shall, subject to the provisions as to assignment, apply to and bind the heirs, successors, executors, administrators and assigns of all of the parties hereto; and all of the parties hereto shall be jointly and severally liable hereunder.

TIME

46. Time is of the essence of this lease with respect to each and every article, section and subsection hereof.

MARGINAL CAPTIONS

47. The captions in the margins of this lease are for convenience only and are not a part of this lease and do not in any way, limit or amplify the terms and provisions of this lease

EFFECT OF LANDLORD'S CONVEYANCE

48. If during the term of this lease, Lessor shall sell his interest in the Shopping Center, or the premises, then from and after the effective date of sale, Lessor shall be released and discharged from any and all obligations and responsibilities under this lease except those already accrued.

DEFAULT OF LESSOR

49. If Lessor is in default of this lease, and as a consequence Lessee recovers a money judgment against Lessor, the judgment shall be satisfied only out of the proceeds of sale received on execution of the judgment and levy against the right, title, and interest of the landlord in the Shopping Center, and out of the rent or other income from such real property receivable by the Lessor or out of the consideration received by Lessor from the sale or other disposition of all or any part of Lessor's right, title and interest in the Shopping Center. Neither the Lessor nor any of the partners comprising the partnership designated as Lessor (if applicable) shall be personally liable for any deficiency.

OFFSET STATEMENTS

50. Within ten (10) days of request therefor by Lessor, Lessee shall provide a written statement acknowledging the commencement and termination dates of this lease, that it is in full force and effect, has not been modified (or if it has, stating such modifications), and providing any other pertinent information as Lessor or its agent might reasonably request. Failure to comply with this paragraph shall be a material breach of this lease by Lessee giving Lessor all rights and remedies of Article 34. hereof, as well as a right to damages caused by the loss of a loan or sale which may result from such failure by Lessee.

ATTORNEY'S FEES

51. If either party becomes a party to any litigation concerning this lease, the premises, or the building or other improvements of which the premises form a part, by reason of any act or omission of the other party or its authorized representatives, and not by any act or omission of the party that becomes a party to that litigation or any act or omission of its authorized representatives, the party that causes the other party to become involved in the litigation shall be liable to that party for reasonable attorney's fees, court costs, investigation expenses, discovery costs and costs of appeal incurred by it in the litigation.

If either party commences an action against the other party arising out of or in connection with this lease, the prevailing party shall be entitled to have and recover from the losing party reasonable attorney's fees, costs of suit, investigation costs and discovery costs, including costs of appeal.

WAIVER OF CALIFORNIA CODE SECTIONS

52. Lessee waives the provisions of Civil Code Sections 1932(2) and 1933(4) with respect to the destruction of the premises, Civil Code Sections 1941 and 1942 with respect to Lessor's repair duties and Lessee's right to repair, and Code of Civil Procedures Section 1265.130, allowing either party to petition the Superior Court to terminate this lease in the event of a partial taking of the by condemnation as herein defined.

LESSEE'S COVENANTS

53. As additional consideration, which additional consideration induces Lessor to execute this lease, Lessee covenants as follows:

     (a) Illumination of Display Windows. The Lessee shall keep the display window of the leased premises suitably illuminated on each and every day from 8:00 a.m. to midnight unless prohibited by law. Lessor reserves the right to change such hours of illumination form time to time.

     (b)  [SECTION DELETED]

     (c) Floor Load. Lessee shall not place a load upon any floor of the leased premises which exceeds one hundred (100) pounds per square foot. Lessor reserves the right to prescribe the weight, movement and position of all safes and heavy installations which the Lessee wishes to place in the leased premises so as to properly distribute the weight thereof.

     (d) Garbage, Debris, and Refuse. The Lessee shall not place or leave or permit to be placed or left in or upon any part of the common areas any garbage, debris or refuse. Lessee shall deposit all refuse and debris in an area to be designated by Lessor for such purpose. The Lessee shall pay the cost of any garbage and refuse removal on the basis of the volume of such refuse as reasonable determined by Lessor.

     (e) Storage - Delivery of Merchandise. All delivery and dispatch of merchandise, supplies, fixtures, equipment and furniture shall be made and shall be conveyed to or from the leased premises by means and during hours established by the Lessor under the Rules and Regulations. The Lessor shall have no responsibility regarding such delivery or dispatch of merchandise, supplies, fixtures, equipment and furniture. The Lessee shall not at any time park its trucks or other delivery vehicles in common areas except in such parts thereof as may be specifically allocated for such purpose.

     (f) Modifications Required by Lender. It is understood by Lessee that during the term of this lease, Lessor may place new or additional financing upon the Shopping Complex and in that event this lease must be approved by the financing institution making such loans. Accordingly, if any such financial institution requires, as a condition to the making of its loan, any non-substantive modification of this lease, Lessee agrees to enter into an agreement so modifying this lease. In the event Lessee refuses on the grounds that the modification is substantive, that issue only shall be arbitrated as follows. If the parties are unable to agree on the terms of the amendment, then each party, at its own cost and expense, and by giving notice to the other party in writing, shall appoint an arbitrator with at least five (5) years experience with industrial real property leases as an appraiser or Real Estate Broker in the County in which the premises are located (hereinafter "qualified arbitrator"), to arbitrate and set the terms of the amendment. If a party does not appoint a qualified arbitrator within ten (10) days after the other party has given notice of the name of its arbitrator, the singe arbitrator appointed shall be the sole arbitrator and shall set the terms of the amendment. If the two (2) arbitrators are appointed by the parties as stated in this section, they shall meet promptly to select a third qualified arbitrator within ten (10) days after the appointment of the last of the two arbitrators. If they are unable to timely agree on the third arbitrator, either of the parties to this lease, by giving five (5) days notice to the other party, may apply to the then president of the County Real Estate Bard for the county in which the property is located, or to the presiding judge of the highest trial court in the county in which the property is located, for the selection of a third arbitrator. Each of the parties shall bear one-half of the cost of appointing the third arbitrator and of paying the third arbitrator's fee. The third arbitrator, however selected, shall be a person who has not previously acted in any capacity for either party. Within thirty
(30) days after the selection of the third arbitrator, each of the arbitrators shall notify each of the parties hereto, in writing, of its opinion as to the terms of the amendment. If it is determined by such arbitration that Lessee is required to enter into such amendment and if Lessee refuses to execute such amendment within ten (10) days after such determination, then Lessor shall have the right, in addition to any other remedies it may have at law or in equity, by giving written notice to Lessee, to terminate this lease; and upon giving such notice this lease shall terminate and both Lessor and Lessee shall pay any sums owing to the other at the time of such termination.

     (g) Lessor's Right to Cure Default. All covenants and agreements to be performed by the Lessee under any of the terms of this lease shall be at its sole cost and expense and without any abatement of rent. If the Lessee shall fail to pay any sum of money other than rent, required to be paid by it hereunder or shall fail to perform any other act on its part to be performed hereunder and such failure shall have become an event of default as provided herein, the Lessor may, but shall not be obligated to do so, and without waiving or releasing the Lessee from any such obligation, make such payment or perform any such other act on the Lessee's part to be made or performed as provided herein. All sums so paid by the Lessor and all necessary incidental costs shall be deemed additional rent hereunder and shall be payable to the Lessor immediately.

NO PARTNERSHIP

54. It is understood and agreed that nothing contained in this lease nor in any act of the parties hereto shall be deemed to create any relationship between the parties hereto other than the relationship of Lessor and Lessee.

BANKRUPTCY

55. If at any time during the term of this lease there shall be filed by or against Lessee in any court pursuant to any statute either of the United States or of any State a petition in bankruptcy or insolvency or for reorganization or the appointment of a receiver or trustee of all or a portion of Lessee's property, or if a receive or trustee takes possession of any of the assets of Lessee, or if the leasehold interest herein pass to a receiver or trustee, or if Lessee makes an assignment for the benefit of creditors or petitions for, or enters into, an arrangement (and of which are referred to herein as "a bankruptcy event'), then the following provisions shall apply:

     (a) At all events any receiver or trustee in bankruptcy shall either expressly assume or reject this lease within forty-five (45) days following the entry of an "Order for Relief."

     (b) In the event of an assumption of the lease by a debtor or by a trustee, such debtor or trustee shall within fifteen (15) days after such assumption (1) cure any default or provide adequate assurances that defaults will be promptly cured; and (2) compensate Lessor for actual pecuniary loss or provide adequate assurances that compensation will be made for actual pecuniary loss; and (3) provide adequate assurance of future performance.

     (c) Where a default exists in the lease, the trustee or debtor assuming the lease may not require Lessor to provide services or supplies incidental to the lease before its assumption by such trustee or debtor, unless Lessor is compensated under the terms of the lease for such services and supplies provided before the assumption of such lease.

     (d) The debtor or trustee may only assign this lease if: (1) it is assumed; and (2) adequate assurance of future performance by the assignee is provided, whether or not there has been a default under the lease. Any consideration paid by any assignee in excess of the rental reserved in the lease shall be the sole property of, and paid to, Lessor.

     (e) The Lessor shall be entitled to the fair market value for the premises and the services provided by lessor (but in no event less than the rental reserved in the lease) subsequent to the commencement of a bankruptcy event.

     (f) Lessor specifically reserves any and all remedies available to Lessor in Article 34 hereof or and law or in equity in respect of a bankruptcy event by Lessee to the extent such remedies are permitted by law.

MISCELLANEOUS PROVISIONS

56.1 Whenever the singular number is used in this lease and when required by the context, the same shall include the plural, the plural shall include the singular, and the masculine gender shall include the feminine and neuter genders, and the word "person" shall include corporation, firm or association. If there be more than one lessee, the obligations imposed under this lease upon Lessee shall be joint and several.

56.2 This instrument contains all of the agreements, conditions and representations made between the parties to this lease and may not be modified orally in any other manner than by an agreement in writing signed by all of the parties to this lease.

56.3 Except as otherwise expressly stated, each payment required to be made by lessee shall be in addition to and not in substitution for other payments to be made by Lessee.

56.4 The validity of any provision of this lease, as determined by a Court of competent jurisdiction, shall in no way affect the validity of any other provision hereof.

56.5 The preparation and submission of a draft of this lease by either party to the other shall not constitute an offer nor shall either party be bound to any terms of this lease or the entirety of the lease itself until both parties have fully executed a final document and an original signature document has been received by both parties. Until such time as describe in the previous sentence, either party is free to terminate negotiations with no obligation to the other.

IN WITNESS WHEREOF, Lessor and Lessee have executed this lease this 12th day of September 1996.
                    --------------------------------

LESSOR

SALVIO PACHECO SQUARE INVESTORS

By: IRM Corporation, General Partner
    --------------------------------

By: /s/ LAWRENCE VAN DUYN
    --------------------------------
        Lawrence Van Duyn,
        President

LESSEE

By: CONTINENTAL PACIFIC BANK
    --------------------------------

By: /s/ ANDREW S. POPOVICH
    --------------------------------
        Andrew S. Popovich,
        EVP/CFO
        9/10/96


******************************************************************************


SALVIO PACHECO SQUARE
---------------------

EXHIBIT A
---------------------

LEGAL DESCRIPTION
---------------------


The land is situated in the City of Concord, County of Contra Costa, State of California, and is described as follows:

Parcel A, as shown on that certain map of Subdivision M.S. C. 14-82, filed September 15, 1982 in Book 102 of Parcel Maps, at page 45, Contra Costa County records.


******************************************************************************


SALVIO PACHECO SQUARE
---------------------

EXHIBIT B
---------------------

SITE PLAN
---------------------

[THIS PAGE IS A MAP OF SALVIO PACHECO SQUARE]


******************************************************************************


SALVIO PACHECO SQUARE
---------------------

EXHIBIT C
---------------------

CONSTRUCTION
---------------------

[THIS PAGE IS A MAP OF THE PREMISES TO BE LEASED]


******************************************************************************


SALVIO PACHECO SQUARE
---------------------

EXHIBIT D
---------------------

ACKNOWLEDGMENT OF COMMENCEMENT
------------------------------


This Acknowledgment is made as of ___________, with reference to that certain Lease Agreement (hereinafter referred to as the "lease") dated __________, by and between _____________, as "Lessor" therein, and ____________, as "Lessee".

The undersigned hereby confirms the following:

1. That the Lessee accepted possession of the Demised Premises (as described in said lease) on _________, and acknowledges that the premises are as represented by Lessor and in good order, condition and repair; and that the improvements, if any, required to be constructed for Lessee by Lessor under this lease have been so constructed and are satisfactorily completed in all material respects.

2. That all conditions of said lease to be performed by Lessor prerequisite to the full effectiveness of said lease have been satisfied and that Lessor has fulfilled all of its duties of an inducement nature.

3. That in accordance with the provisions of Article 4 of said lease the commencement date of the term is ______, and that, unless sooner terminated, the original term thereof expires on ______.

4. That said lease is in full force and effect and that the same represents the entire agreement between Lessor and Lessee concerning said lease.

5. That there are no existing defenses which Lessee has against the enforcement of said lease by Lessor, and no offsets or credits against rentals.

6. That the minimum rental obligation of said lease is presently in effect and that all rental, charges and other obligations on the part of Lessee under said lease commenced to accrue on ________________.

7. That the undersigned Lessee has not made any prior assignment, hypothecation or pledge of said lease or of the rents thereunder.


LESSEE:

BY: _____________________

BY: _____________________


******************************************************************************


SALVIO PACHECO SQUARE
---------------------

EXHIBIT E
---------------------

RULES AND REGULATIONS
---------------------

1. The sidewalks, halls, passages, exits, entrances, elevators and stairways of the Building shall not be obstructed by any of the Lessees or used by them for any purpose other than for ingress to and egress from their respective premises. The halls, passages, exits, entrances, elevators and stairways are not for the general public, and Lessor shall in all cases retain the right to control and prevent access thereto of all persons whose presence in the judgment of Lessor would be prejudicial to the safety, character, reputation and interests of the Building and its Lessees, provided that nothing herein contained shall be construed to prevent such access to persons with whom any Lessee normally deals in the ordinary course of its business, unless such persons are engaged in illegal activities. No Lessee and no employee or invitee of any Lessee shall go upon the roof of the Building.

2. No sign, placard, picture, name, advertisement or notice visible from the exterior of any Lessee's premises shall be inscribed, painted, affixed or otherwise displayed by any Lessee on any part of the Building without the prior written consent of Lessor. Lessor will adopt and furnish to Lessee general guidelines relating to signs inside the Building on the office floors. Lessee agrees to conform to such guidelines, but may request approval of Lessor for modifications, which approval will not be unreasonably withheld. All approved signs or lettering on doors shall be printed, painted, affixed or inscribed at the expense of the Lessee by a person approved by Lessor which approval will not be unreasonably withheld. Material visible from outside the Building will not be permitted.

3. The premises shall not used for the storage of merchandise held for sale to the general public or for lodging. No cooking shall be done or permitted by any Lessee on the premises, except that use by the Lessee of Underwriters' Laboratory approved equipment for brewing coffee, tea, hot chocolate and similar beverages and the use of microwave ovens shall be permitted, provided that such use is in accordance with all applicable federal, state and city laws, codes, ordinances, rules and regulations.

4.  [SECTION DELETED]

5.  [SECTION DELETED]

6. The elevator shall be available for movement of freight or equipment to the upper floors by all Lessees in the Building, subject to such reasonable scheduling as Lessor in its discretion shall deem appropriate. Scheduling by Lessor is necessary so that appropriate protection can be installed to prevent damage to the elevator interior. The Lessee should acknowledge that elevator scheduling for vertical freight movement may be scheduled for "off-peak" hours since the elevator's primary purpose is for passenger transportation. The persons employed to move such freight or equipment in or out of the Building must be acceptable to Lessor. Lessor shall have the right to prescribe the weight, size and position of all equipment, materials, furniture or other property brought into the Building. Heavy objects shall, if considered necessary by Lessor, stand on wood strips of such thickness as to necessary to properly distribute the weight. Lessor will not be responsible for loss of or damage to any such property from any cause, and all damage done to the Building by moving or maintaining such property shall be repaired at the expense of Lessee.

7. No Lessee shall use or keep in the premises or the Building any kerosene, gasoline or inflammable or combustible fluid or material other than limited quantities thereof reasonably necessary for the operation or maintenance of office equipment, or, without Lessor's prior written approval, use any method of heating or air conditioning other than that supplied by Lessor. No Lessee shall use or keep or permit to be used or kept any foul or noxious gas or substance in the premises, or permit or suffer the premises to be occupied or used in a manner offensive or objectionable to Lessor or other occupants of the Building by reason of noise, odors or vibrations, or interfere in any way with other Lessees or those having business therein.

8. Lessor shall have the right, exercisable without notice and liability to any Lessee, to change the name and street address of the Building.

9. Lessor reserves the right to exclude from the Building between the hours of 6 p.m. and 7 a.m. and at all hours on Sundays, legal holidays and after 1 p.m. on Saturdays all persons who do not present a pass to the Building signed by Lessor. Lessor will furnish passes to persons for whom any Lessee requests the same in writing. Each Lessee shall be responsible for all persons for whom it requests passes and shall be liable to Lessor for all acts of such persons. Lessor shall in no case be liable for damages for any error with regard to the admission to or exclusion from the Building of any person. In the case of invasion, mob, riot, public excitement or other circumstance rendering such action advisable in Lessor's opinion, Lessor reserves the right to prevent access to the Building during the continuance of the same by such action as Lessor may deem appropriate, including closing doors.

10. The directory of the Building will be provided for the display of the name and location of Lessee and a reasonable number of the principal officers and employees of Lessees, and Lessor reserves the right to exclude any other names therefrom. Any additional name which Lessee shall desire to place upon said bulletin board must first be approved by Lessor, and, if so approved, a charge will be made therefor.

11. No curtains, draperies, blinds, shutters, shades, screens, or other coverings, hangings or decorations shall be attached to, hung or placed in, or used in connection with any window of the Building without the prior written consent of Lessor. In any event, with the prior written consent of Lessor, such items shall be installed on the office side of Lessor's standard window covering and shall in no way be visible from the exterior of the building.

12. No Lessee shall obtain for use in the premises, ice, drinking water, food beverage, towel or other similar services, except at such reasonable hours and under such reasonable regulations as may be fixed by Lessor.

13. Each Lessee shall see that the doors of its premises are closed and locked and that all water faucets, water apparatus and utilities are shut off before Lessee or Lessee's employees leave the premises, so as to prevent waste or damage, and for any default or carelessness in this regard Lessee shall make good all injuries sustained by other tenants or occupants of the Building or Lessor. On multiple-tenancy floors, all Lessees shall keep the doors to the Building corridors closed at all times except for ingress and egress.

14. The toilet rooms, toilets, urinals, wash bowls and other apparatus shall not be used for any purpose other than that for which they were constructed, no foreign substance of any kind whatsoever shall be thrown therein and the expense of any breakage, stoppage or damage resulting from the violation of this rule shall be borne by the Lessee who, or whose employees or invitees, shall have caused it.

15. Except with the prior written consent of Lessor, no Lessee shall sell, or permit the sale at retail, or newspapers, magazines, periodicals, theatre tickets or any other goods or merchandise to the general public in or on the premises, nor shall any Lessee carry on, or permit or allow any employee or other person to carry on, the business of stenography, typewriting or any similar business in or from the premises for the service or accomodation of occupants of any other portion of the Building, nor shall the premises of any Lessee be used for manufacturing of any kind, or any business or activity other that that specifically provided for in such Lessee's lease.

16. No Lessee shall install any radio or television antenna, loudspeaker, or other device on the roof, overheads, planters, or exterior walls of the Building.

17. There shall not be used in any space, or in the public halls of the Building, either by any Lessee or others, any hand trucks except those equipped with rubber tires and side guards or such other material handling equipment as Lessor may approve. No other vehicles of any kind shall be brought by any Lessee into the Building or kept in or about its premises.

18. Each Lessee shall store all its trash and garbage within its premises. No material shall be placed in the trash boxes or receptacles if such material is of such nature that it may not be disposed of in the ordinary and customary manner of removing and disposing of trash and garbage in the City of Concord without being in violation of any law or ordinance governing such disposal. All garbage and refuse disposal shall be made only through entryways and elevators provided for such purposes and at such times as Lessor shall designate.

19. No vending machines or machines of any description shall be installed, maintained or operated upon the Premises without the written consent of Lessor.

20. Landlord shall have the right to control and operate the public portions of the Building, and the public facilities, and heating and air conditioning, as well as facilities furnished for the common use of the tenants, in such manner as it deems best for the benefit of the tenants generally.

21. Canvassing, peddling, soliciting, and distribution of handbills or any other written materials in the Building are prohibited, and each Lessee shall cooperate to prevent the same.

22. The requirements of the Lessees will be attended to only upon application by telephone or in person at the office of the Building. Employees of Lessor shall not perform any work or do anything outside of their regular duties unless specifically instructed by Lessor.

23. Lessor may waive any one or more of these Rules and Regulations for the benefit of any particular Lessee or Lessees, but no such waiver by Lessor shall be construed as a waiver of such Rules and Regulations in favor or any other Lessee or Lessees, nor prevent Lessor from thereafter enforcing any such Rules and Regulations against any or all of the Lessees of the Building.

24. These Rules and Regulations are in addition to, and shall not be construed to in any way modify or amend, in whole or in part, the terms, covenants, agreements and conditions of any lease of premises in the Building.

25. Lessor reserves the right to make such other and reasonable rules and regulations as in its judgment may from time to time be needed for the safety, care and cleanliness of the Building, and for the preservation of good order therein.


******************************************************************************


SALVIO PACHECO SQUARE
---------------------

EXHIBIT "F"
---------------------

SIGNAGE
---------------------

Lessee may utilize the existing sign above the entry by having the sign face changed as approved by Lessor and City of Concord.


******************************************************************************


ADDENDUM A

1. RENT ADJUSTMENTS: After commencement of Lease, rents to be adjusted as follows:

10/1/97 to 9/30/99  $1.30/sq. ft. = $3,725.80

2. SECURITY DEPOSIT: Continental Pacific Bank will post a security deposit in the form of a Certificate of Deposit in a major California bank, payable to Lessor in the amount of three (3) times the monthly base rent with interest thereon accruing to the account to Continental Pacific Bank. Lessor shall have the right to draw upon the Certificate of Deposit in the event of default by Lessee in the payment of rent or additional charges under the Lease for a period of 30 days after notice is given by Lessor.

3. OPTION TO RENEW: Tenant shall have the option to extend the Term on all the provisions herein for an additional five years (the Extended Term), commencing immediately on the day following the expiration of the initial term and expiring five years after the Extended Term Commencement Date. Tenant may exercise its option hereunder by giving written notice of the exercise of the Option to Landlord at least 30 days before the expiration of the initial term.

The monthly rend payable under paragraph 1.5 of attached Lease will not be more that $1.30/sq. ft. adjusted for any increase in the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor for CPIU (All Urban Consumers) for San Francisco, Oakland, San Jose, California. The minimum annual increase shall be three percent (3%) and the maximum annual increase shall be five percent (5%). The base CPI will be September, 1999.


LESSOR:

    SALVIO PACHECO SQUARE INVESTORS
By: IRM Corporation, General Partner
    --------------------------------
By: /s/ Lawrence Van Duyn
    --------------------------------
        Lawrence Van Duyn, President

LESSEE:

    CONTINENTAL PACIFIC BANK
    --------------------------------
By: /s/ ANDREW S. POPOVICH
    --------------------------------
        Andrew S. Popovich
        EVP/CFO
        9/10/96