Form 10QSB
period 1997-03-31
CALIFORNIA COMMUNITY BANCSHARES CORP
filed 1997-05-15
CIK 1009325

FORM 10-QSB

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the period ending    MARCH 31, 1997
                         ------------------

Commission file number   0-27856
                         ------------------

CALIFORNIA COMMUNITY BANCSHARES CORPORATION
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

DELAWARE                                        68-0366324
------------------------------------------    -------------------
(State or other jurisdiction of               (IRS Employer
incorporation or organization)                Identification No.)

555 Mason Street, Suite 280, Vacaville, CA      95688-4612
------------------------------------------    -------------------
(Address of principal executive offices)      (ZIP Code)

(707) 448-1200
------------------------------------------
(Issuer's telephone number)


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES [ X ] NO [   ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,317


Transitional Small Business Disclosure Format (check one): YES [   ] NO [ X ]


                                   INDEX
          CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION                                             3

 Item 1 - Financial Statements                                             3

   Condensed Consolidated Balance Sheets                                   3
   Condensed Consolidated Statements of Income                             4
   Statements of Cash Flows                                                5
   Condensed Consolidated Statement of Changes in Shareholders' Equity     6
   Notes to Condensed Consolidated Financial Statements                    6

 Item 2 - Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                         7

   Overview                                                                7
   Condensed Comparative Income Statement                                  9
   Net Interest Income / Net Interest Margin                               9
   Analysis of Changes in Net Interest Margin on Average
      Earning Assets                                                      11
   Analysis of Volume and Rate Changes on Net Interest Income
      and Expense                                                         12
   Provision for Loan Losses                                              13
   Noninterst Income                                                      13
   Noninterst Expense                                                     13
   Net Income                                                             13
   Loans                                                                  14
   Securities                                                             14
   Nonperforming Assets                                                   14
   Allowance for Loan Losses                                              15
   Liquidity                                                              16
   Equity                                                                 17

PART II - OTHER INFORMATION                                               18

 Item 1 - Legal Proceedings                                               18
 Item 2 - Changes in Securities                                           18
 Item 3 - Defaults Upon Senior Securities                                 18
 Item 4 - Submission of Matters to a Vote of Security Holders             18
 Item 5 - Other Information                                               18
 Item 6 - Exhibits and Reports of Form 8-K                                19

SIGNATURES                                                                19


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
California Community Bancshares Corporation
(In Thousands, except share information)(Unaudited)
                                                 --------   --------
ASSETS                                           03/31/97   12/31/96
                                                 --------   --------
Cash and due from banks                          $ 10,349   $ 10,825
Federal funds sold                                  4,325      6,115
                                                 --------   --------
 Total cash and cash equivalents                   14,674     16,940

Available for sale securities, at fair value       50,757     52,569
Loans receivable:                                 116,369    113,625
 Less:  Allowance for loan losses                   1,137      1,101
        Deferred loan fees                            588        599
                                                 --------   --------
  Net loans receivable                            114,644    111,925
Premises and equipment, net of accumulated depr.    2,285      2,284
Investments in real estate development              4,454      4,483
Other real estate owned                               150        150
Goodwill                                              531        540
Accrued interest receivable and other assets        2,877      2,938
                                                 --------   --------
 TOTAL ASSETS                                    $190,372   $191,829
                                                 ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Non interest bearing                            $ 27,071   $ 26,882
 Interest bearing:
  Transaction                                      23,164     21,467
  Savings                                          59,434     61,298
  Time:
    $100,000 or more                               21,309     20,881
    Other time                                     38,734     39,815
                                                 --------   --------
 Total deposits                                   169,712    170,343
Repurchase agreements                                 322        992
Other borrowed funds                                2,650      2,650
Accrued interest payable and other liabilities        500        785
Convertible subordinated debentures                 3,675      3,690
                                                 --------   --------
TOTAL LIABILITIES                                $176,859   $178,460

SHAREHOLDERS' EQUITY
 Preferred Stock, no par value, Series A,
  authorized 1,000,000 shares; none outstanding         0          0
 Common stock, $.10 par value, authorized
  4,000,000 shares; Outstanding, 1,000,317 at
  March 31, 1997 and 994,519 at December 31, 1996  11,199     11,135
 Retained earnings                                  2,724      2,510
 Unrealized loss on available for sale
  securities (net of tax)                        (    410)  (    276)
                                                 --------   --------
TOTAL SHAREHOLDERS' EQUITY                         13,513     13,369
                                                 --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $190,372   $191,829
                                                 ========   ========

-----------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
California Community Bancshares Corporation
(In Thousands, Except Earnings per Common Share)(Unaudited)

                                   ---------------------
                                   For the Three Months
                                      Ended March 31,
                                   ---------------------
                                     1997        1996
                                   ---------   ---------
INTEREST INCOME:
 Loans and Loan Fees               $   2,638   $   2,623
 Securities:
   Taxable                               720         353
   Exempt from Federal Tax                60          93
 Federal Funds Sold                       29          14
                                   ---------   ---------
 Total Interest Income             $   3,447   $   3,083

INTEREST EXPENSE:
 Time Deposits $100,000 or More    $     278   $     254
 Other Deposits                        1,123         905
 Federal Funds and Repurchase
  Agreements Purchased                     7          15
 Other Borrowed Funds                     56           1
 Convertible Subordinated Debentures      74          80
                                   ---------   ---------
 Total Interest Expense                1,538       1,255
                                   ---------   ---------
NET INTEREST INCOME                    1,909       1,828
PROVISION FOR LOAN LOSSES                 89         114
                                   ---------   ---------
NET INTEREST INCOME AFTER
   PROVISION  FOR LOAN LOSSES          1,820       1,714
                                   ---------   ---------
NONINTEREST INCOME:
 Service Charges on Deposit Accounts     216         193
 Net Gain on Sale of AFS Securities       42           1
 Other Fees and Charges                   82         190
                                   ---------   ---------
 Total Noninterest Income                340         384
                                   ---------   ---------
NONINTEREST EXPENSES:
 Salaries and Employee Benefits          832         820
 Occupancy                               300         289
 Other                                   460         412
                                   ---------   ---------
 Total Noninterest Expenses            1,592       1,521
                                   ---------   ---------
INCOME BEFORE PROVISION INCOME TAXES     568         577

PROVISION FOR INCOME TAXES               204         215
                                   ---------   ---------
NET INCOME                         $     364   $     362
                                   =========   =========
NET INCOME PER COMMON
 AND EQUIVALENT SHARE:
 Primary                           $    0.35   $    0.36
                                   =========   =========
 Fully Diluted                     $    0.30   $    0.31
                                   =========   =========
Weighted Average Shares Used to
 Compute Income Per Common and
 Equivalent Shares:
  Primary                          1,052,807   1,004,138
  Fully Diluted                    1,341,043   1,319,432

-----------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)

STATEMENTS OF CASH FLOWS
California Community Bancshares Corporation
(In Thousands)(Unaudited)

                                                     -----------------------
                                                        Three Months Ended
                                                             March 31,
                                                     -----------------------
                                                       1997           1996
                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                          $    364       $    362
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation and Amortization                          194            166
   Provision for Loan Losses                               89            114
   Net Gain on the Sale of Available
    for Sale Securities                              (     42)      (      1)
   Gain on the Sale of Premises and Equipment        (      2)      (      7)
   Effect of Changes in:
    Interest Receivable and Other Assets                   70            236
    Interest Payable and Other Liabilities           (    285)      (    353)
                                                     --------       --------
Net Cash Provided by Operating Activities                 388            517
                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of Available for Sale Securities          (  3,905)      (    535)
 Proceeds from Sales of Available for Sale Securities   4,001              0
 Proceeds from Maturities, Calls or Repayments of
  Available for Sale Securities                         1,572            541
 Net Change in Loans Receivable                      (  2,808)      (     80)
 Purchases of Premises and Equipment                 (    126)      (    172)
 Proceeds from Sales of Premises and Equipment             14             14
 Change in Investments in Real Estate Development           0              3
                                                     --------       --------
Net Cash Used in Investing Activities                (  1,252)      (    229)
                                                     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Change in Deposits:
  Non-interest Bearing                                    189          3,044
  Interest-bearing                                   (    820)      (    541)
 Net Change in Repurchase Agreements                 (    670)           424
 Net Change in Other Borrowed Funds                         0            750
 Cash Dividends Paid                                 (    150)      (    121)
 Cash Proceeds from Stock Options Exercised                49             10
                                                     --------       --------
Net Cash Provided by (used in) Financing Activities  (  1,402)         3,566
                                                     --------       --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS          (  2,266)         3,854
CASH AND CASH EQUIVALENTS:
 Beginning of Period                                   16,940         11,261
                                                     --------       --------
 End of Period                                       $ 14,674       $ 15,115
                                                     ========       ========
ADDITIONAL INFORMATION:
 Cash Payments
  Income Tax Payments                                $    100       $      0
                                                     ========       ========
  Interest Payments                                  $  1,622       $  1,365
                                                     ========       ========

-----------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF IN CHANGES IN SHAREHOLDERS' EQUITY
California Community Bancshares Corporation
(In Thousands, Except Number of Shares)(Unaudited)

                        ------------------------------------------------------
                           Common Stock                  Unrealized
                        --------------------             Loss on
                                                         Investment
                        Number of                        Available    Share -
                        Shares                Retained   For Sale     holders'
                        Outstanding  Amount   Earnings   Securities   Equity
                        -----------  -------  --------   ----------   -------
Balance at
 December 31, 1996          994,519  $11,135  $  2,510   ($     276)  $13,369

 Stock Options Exercised      4,622       50                               50
 Common Stock issued on
  Conversion of Debentures    1,176       14                               14
 Cash Dividend
    on Common Stock                           (    150)               (   150)
 Net Change in Unrealized
    Loss - On available
    for sale securities                                  (      134)  (   134)
 Net Income,
                                                   364                    364
                        -----------  -------   -------   ----------   -------
 Balance at
   March 31, 1997         1,000,317  $11,199   $ 2,724   ($     410)  $13,513
                        ===========  =======   =======   ==========   =======

------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of California Community Bancshares Corporation (the Company) include the accounts of the Company and its subsidiary Bank, Continental Pacific Bank. Significant intercompany items and transactions have been eliminated. Such financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the
information presented not misleading.   For further information, refer to the
consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

NOTE B - ACCOUNTING PRONOUNCEMENTS

     On January 1, 1997, the Company adopted Statement of Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This standard is based on consistent application of a financial - components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Company has determined that the adoption of this standard does not have a material effect on the company's financial position or results of operations.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

     SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.36 and $.37 for the quarters ended March 31, 1997 and 1996. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS currently reported for the periods.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Quarterly Report on Form 10-QSB include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Solano and Contra Costa Counties; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset / liability matching risks and liquidity risks; and changes in the securities markets.

     Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

     California Community Bancshares Corporation and subsidiary (the "Company") became the holding company for Continental Pacific Bank (the "Bank"), a California state-chartered non-member Bank, as of February 29, 1996. The following discussion of the Company's financial condition and results of operations is designed to provide a better understanding of the changes and trends related to the Company's financial condition, liquidity and capital resources. The discussion should be read in conjunction with the Consolidated Financial Statements of the Company. The Company has not commenced any business operations independent of the Bank, therefore the following discussion pertains primarily to the Bank. Average balances are generally comprised of daily balances.

OVERVIEW

      The Company earned $364,000 in the first quarter of 1997. The most recent quarter's income was 1% higher than the $362,000 reported in the same quarter last year. Fully diluted earnings per share decreased to $.30 from $.31 in the same quarter the prior year.

     Despite a $57,000 decline in fee income from the sale of Small Business Administration (SBA) loans and a modest increase of $71,000 in noninterest expense, earnings for the current quarter were equivalent to those of the same period last year. An increase in net interest income was a key factor contributing to this income level. Net interest income increased $81,000 or 4.4% due to a higher level of average earning assets over average interest bearing liabilities partially offset by lower average rates earned on loans.

     Net interest margin for the first quarter of 1997 was 4.55% versus 5.26% in the first quarter of 1996. Noninterest income decreased $44,000 or 11.5%, primarily as a result of the decrease in fees from the sale of SBA loans. Noninterest expense increased $71,000 or 4.7% to $1,592,000. Of this amount, $78,000 was attributed to the Bank's new Concord Branch which was purchased in the fourth quarter of 1996. Without these additional expenses total noninterest expense would have shown an overall decline.

      Assets of the Company totalled $190.4 million at March 31, 1997, a $1.4 million decrease from the previous quarter's total. Reductions in Deposits and Repurchase Agreements in the first quarter 1997 of $1.3 million combined with a $2.7 million increase in Net Loans was funded by a $2.3 million reduction in Cash and Federal Funds Sold as well as a $1.8 decrease in available for sale securities.

      Return on Average Assets (ROA) was .78% and Return on Average Equity
(ROE) was 10.86% in the first quarter of 1997. For the same period in 1996, these ratios were .92% and 11.62%, respectively. Although earnings were $2,000 higher than the same quarter last year, average assets in the first quarter of 1997 were $30.3 million or 19% higher than the same quarter last year and average equity was $.9 million or 7% higher, lowering each ratio. At March 31, 1997, the Company had a leverage ratio of 7.17%, a Tier 1 risk-based capital ratio of 10.0% and total risk based capital ratio of 13.59%. These compare to 7.04%, 9.92% and 13.55%, respectively at December 31, 1996.

     The following tables provide a summary of the major elements of income and expense for the first quarter of 1997 compared with the first quarter of 1996.


CONDENSED COMPARATIVE INCOME STATEMENT
California Community Bancshares Corporation
(In Thousands, Except Earnings per Common Share)(unaudited)
                                 ------------------      -------------------
                                    Three Months          Percentage Change
                                   Ended March 31,       Increase (Decrease)
                                  ------------------      -------------------
                                  1997        1996
                                 ------      ------
Interest Income                  $3,447      $3,083             11.8%
Interest Expense                  1,538       1,255             22.5
                                 ------      ------
Net Interest Income               1,909       1,828              4.4
Provision for Loan Losses            89         114            (21.9)
                                 ------      ------
 Net Interest Income after
  Provision for Loan Losses       1,820       1,714              6.2
Other Operating Income              340         384            (11.5)
Other Operating Expenses          1,592       1,521              4.7
                                 ------      ------
Income Before Income Taxes          568         577            ( 1.6)
 Provision for Income Taxes         204         215            ( 5.1)
                                 ------      ------
 Net Income                      $  364      $  362              0.6
                                 ======      ======
Primary Earnings per Share       $ 0.35      $ 0.36            ( 2.8)
Fully Diluted Earnings per Share $ 0.30      $ 0.31            ( 3.2%)

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

     In the quarter ended March 31, 1997, interest income increased $364,000 or 11.8% over the amount earned in the same period last year. Loan interest comprises the major portion of interest income and is also the highest yielding category. Increases in average balances of taxable security and loans offset by lower rates earned on these amounts were the main factors contributing to the increase in interest income. Average taxable security balances were $24.7 million (106%) higher than last year resulting in an increase of $369,000 in interest income. This increase was reduced by $2,000 due a decline in average rates earned. Average rates earned on taxable securities were 6.10%, 4 basis points lower than the 6.14% earned in the same period last year. Average loan balances were $4.6 million higher than the same quarter last year resulted in an increase of $85,000 to interest income but a decline in loan yields offset $70,000 of this amount for a net increase in loan interest income of $15,000. Average rates earned on loans were 9.45% in the first quarter of 1997, 25 basis points or 2.6% lower than the 9.70% earned in the first quarter of 1996. Average securities exempt from federal taxes declined by $2.3 million while average federal funds sold increased by $1.5 million. The net effect of these changes in volume reduced interest income by $13,000. Average rates earned on securities exempt from federal taxes were 5.22%, 16 basis points lower than the 5.38% earned in the same period last year. The lower rates earned on the assets reduced interest income by another $5,000 resulting in the overall increase of $364,000.

     In the first quarter of 1997, interest expense increased by $283,000 or 22.5% to $1,528,000 from the $1,255,000 reported in the year earlier period. Interest paid on time deposits increased $172,000 or 28.4%. These deposits increased $14.4 million or 31.2% from $46.2 million in the first quarter of 1996 to $60.6 million in the current quarter. The increased volume in time deposits increased interest expense by $180,000. Rates paid on these deposits declined from 5.27% in 1996 to 5.20% in 1997 reducing the effect on interest expense on time deposits by $8,000. Average savings and money market deposit increased $6.3 million (11.7%) from $53.5 million in the first quarter of 1996 to $59.8 million in quarter ending March 31, 1997. The increased volume increased interest expense by $48,000. The average rate paid on these deposits, which increased slightly from 3.73% in 1996 to 3.77% in 1997, added another $11,000 to interest expense. The only other significant change in interest bearing liabilities was an increase in borrowed funds from $37,000 in the first quarter of 1996 to $2,650,000 in the current quarter. These long term fixed rate funds, which the Bank borrowed from the Federal Home Loan Bank to match fund fixed rate loans, increased interest expense by $55,000. The $11,000 increase in interest expense provided by the $3.9 million increase in interest bearing transaction accounts was offset by a $14,000 reduction in interest expense from Federal Funds Purchases, Repurchase Agreements and Subordinated Debentures due to lower average balances.

     The combined effect of the increase in interest income and the increase in interest expense in the first quarter of 1997 versus the first quarter of 1996 resulted in an increase of $81,000 in net interest income to $1,909,000. Net interest margin decreased 71 basis points from 5.26% to 4.55%. Net interest income divided by quarterly average assets resulted in a ratio of 4.07%.

     The following table provide summaries of the components of interest income, interest expense and net interest margins on earning assets for the quarter ended March 31, 1997 versus the same period in 1996.


ANALYSIS OF CHANGES IN NET INTEREST MARGIN ON AVERAGE EARNINGS ASSETS
California Community Bancshares Corporation
(In Thousands)
                                                    Three Months Ended
                              -----------------------------------------------------
                                   March 31, 1997             March 31, 1996
                              ------------------------    -------------------------
                                         Int.    Avg.                Int.    Avg.
                               Average   Earned  Yield     Average   Earned  Yield
                              Balance<F1>/Paid   /Rate    Balance<F1>/Paid   /Rate
                              --------   ------  -----    --------   ------  -----
ASSETS:
INTEREST EARNING ASSETS
Federal Funds Sold            $  2,521   $   29   4.67%   $  1,016   $   14   5.42%
Investment Securities:
  Taxable <F2>                  47,902      720   6.10      23,159      353   6.14
  Exempt From Federal Taxes<F3>  4,664       60   5.22       6,959       93   5.38
Loans, Net <F4><F5>            113,254    2,638   9.45     108,711    2,623   9.70
                              --------   ------  -----    --------   ------  -----
Total Interest Earning Assets  168,341    3,447   8.30     139,845    3,083   8.87
Cash and Due from Banks          9,454                       8,216
Premises and Equipment, NET      2,303                       2,200
Investment in Development
 Ventures                        4,467                       4,592
Accrued Interest Receivable
And Other Assets                 2,698                       2,133
                              --------                    --------
TOTAL AVERAGE ASSETS          $187,263                    $156,986
                              ========                    ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
Interest-Bearing NOW Accounts   22,027       68   1.25      18,149       57   1.26
Savings Deposits and MMDA       19,813      115   2.35      16,677       97   2.34
Money Management                39,992      441   4.47      36,850      400   4.36
Time Deposits                   39,179      499   5.17      27,601      351   5.12
Time Deposits over $100,000     21,407      278   5.27      18,582      254   5.50
Federal Funds Purchased            100        1   5.27         210        3   5.55
Security Repurchase Agreements     469        6   4.93         934       12   5.34
Other Borrowings                 2,650       56   8.57          37        1   6.52
Subordinated Debentures          3,686       74   8.14       4,025       80   8.03
                              --------   ------  -----    --------   ------  -----
Total Average Interest-
 Bearing Liabilities           149,323    1,538   4.18     123,065    1,255   4.10
Noninterest-Bearing DDA's       23,962                      21,262
Accrued Interest Payable and
 Other Liabilities                 574                         188
                              --------   ------  -----    --------   ------  -----
Total Average Liabilities     $173,859   $1,538   3.59%   $144,515   $1,255   3.49%
                              ========                    ========
Total Equity                    13,404                      12,471
Total Average Liabilities and
 Shareholders' Equity          187,263                     156,986
Net Interest Spread <F6>                          4.13%                       4.77%
Net Interest Income                      $1,909                      $1,828
Net Interest Margin <F7>                   4.55%                       5.26%

-----------------------------------------------------------------------------
<F1>  Average balances are computed principally on the basis of daily balances.
<F2>  The taxable securities yield is computed by dividing interest income
      (annualized on an actual day basis) by average historical cost.
<F3>  The tax equivalent yield on investment securities exempt from federal taxes was 7.57% and 7.82% in 1997 and 1996. The tax equivalent yield is calculated by dividing the adjusted yield by one minus the Federal Tax rate. The adjusted yield is determined by subtracting the Tefra penalty from the unadjusted tax exempt investment yield. The unadjusted tax exempt investment yield is computed by dividing tax exempt interest income by their average historical cost. The Tefra penalty is computed by dividing total interest expense (annualized) by average assets and multiplying the result by 20% (Tefra disallowance) and 34% (Federal Tax rate).
<F4>  Allowance for loan losses and deferred loan fees are netted from loans receivable which includes nonaccrual loan balances.
<F5>  Interest income on loans includes fees on loans of $93,000 in 1997 and
      $111,000 in 1996.
<F6>  Net interest spread represents the average yield earned on interest -
      earning assets less the average rate paid on interest-bearing liabilities.
<F7>  Net interest margin is computed by dividing net interest income by total average interest earning assets.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSE
California Community Bancshares Corporation
(In Thousands)

                                   -------------------------------------
                                     Three Months Ended March 31, 1997
                                            over March 31, 1996
                                   -------------------------------------
                                   Increase(decrease) Due to Change in:
                                   -------------------------------------
                                   Volume<F3>  Yield/Rate        Total
                                   ------      ----------        -----
Federal Funds Sold                 $   17          ($  2)         $ 15
Taxable Investment Securities         369          (   2)          367
Nontaxable Investment Securities    (  30)         (   3)        (  33)
Loans, Net <F1><F2>                    85          (  70)           15
                                   ------      ----------        -----
Total Interest Income                 441          (  77)          364

Interest-bearing Now Accounts          11              0            11
Savings Deposits and MMDA              17              1            18
Money Management                       31             10            41
Time Deposits                         145              3           148
Time Deposits over $100,000            35          (  11)           24
                                   ------      ----------        -----
Total Interest Expense on Deposits    239              3           242

Federal Funds Purchased             (   2)         (   0)        (   2)
Security Repurchase Agreements      (   5)         (   1)        (   6)
Other Borrowings                       55              0            55
Subordinated Debentures             (   7)             1         (   6)
                                   ------      ----------        -----
Total Interest Expense                280              3           283
                                   ------      ----------        -----
Net Interest Income                 $ 161         ($  80)        $  81
                                   ======      ==========        =====

-----------------------------------------------------------------------------
<F1>   Nonaccrual loans are included.
<F2>   Interest income on loans includes fee income on loans of
       $93,000 in 1997 and $111,000 in 1996.
<F3>   Changes not due solely to rate change have been allocated to volume.

PROVISION FOR LOAN LOSSES

      In the first quarter of 1997, the Company provided $89,000 for loan losses versus $114,000 in the same period last year. This provision offset the net loans charged off during the period against the allowance and added $36,000 for growth in outstanding loan balances as well as general economic factors. The allowance for loan losses was .98% of loans receivable at March 31, 1997 versus 1.06% at March 31, 1996. Management's ongoing analysis of the loan portfolio determined that the balance of $1,137,000 in the allowance for loan losses is expected to be adequate to absorb losses inherent in the loan portfolio. The current $89,000 provision for loan losses deducted from the $1,909,000 net interest income results in net interest income after provision of $1,820,000. This figure divided by average assets is a ratio of 3.88%. It is the immediate goal of management to increase this ratio to 4.00%.

NONINTEREST INCOME

     Total noninterest income in the first quarter of 1997 decreased $44,000 or 11.5% from the same period in 1996. Income from service charges on deposit accounts increased to $216,000 in the first quarter of 1997 from $193,000 in the same period last year. Gain on Sale of securities increased from $1,000 in 1996 to $42,000 in 1997. The significant decreases occurred in other fees and charges. In the fourth quarter of 1995, the Bank began selling the guaranteed portion of SBA loans in the secondary market for a premium. Income from this activity in the first quarter of 1996 generated $61,000. In the first quarter of 1997 this activity generated $4,000 or $57,000 less than the amount earned in same period the prior year. Fee income on sale of 1-4 family mortgages also declined by $35,000 from $49,000 in 1996 to $14,000 in 1997. Together these two areas accounted for $92,000 of the $108,000 decrease in other fees and charges. No other individual item experienced significant changes. For the current quarter noninterest income totalled $340,000 or .73% of average assets. The Company's goal is to increase this ratio to 1% over time.

NONINTEREST EXPENSE

     Noninterest expense increased by $71,000 or 4.7% in the first quarter of 1997 versus the same period last year. For the quarter, salaries and benefits were up $12,000 or 1.5% due to the additional branch staff in our new Concord Branch offset somewhat by reduced staff in our other branches. Occupancy expense was up $11,000 over the same period in the prior year while other expenses were up $48,000. For the current quarter noninterest expense totalled $1,592,000 or 3.40% of average assets. Management continually reviews and attempts to minimize these expenses. It is the goal of the Company to reduce the overhead ratio to 3.25%.

NET INCOME

     The Company recorded a $204,000 provision for income taxes in the first quarter of 1997, which was $11,000 lower than the tax provision recorded in the same quarter last year. The effective tax rate for the current period was 35.9%. The $1,820,000 net interest income after provision for loan losses plus noninterest income of $340,000 and noninterest expense of $1,592,000 resulted in income before provision for income taxes of $568,000 or 1.21% of average assets. This is $9,000 less than the figure reported in the same period last year. After deducting the provision for income taxes net income was $364,000 or .78% return on average assets. It is the Bank's goal to increase this ratio to 1% as soon as possible. To accomplish this goal the Bank needs to significantly increase noninterest income and net interest income while continuing to improve the noninterest expense ratio.

     Management is not aware of any trends, events or uncertainties that have had or that are reasonably expected to have a material impact on liquidity, capital resources, or revenues or income from continuing operations. The company is also not aware of any current recommendations by any regulatory authority which, if they were implemented, would have such an effect.

LOANS

     A key to increasing net interest income is to increase the loan to deposit ratio and the ratio of loans to total earning assets. At December 31, 1996, these ratios were 66.7% and 65.9%. In the first quarter of 1997, loans increased by $2.7 million or 2.4% increasing these ratios to 68.5% and 67.8%. It is the goal of the Company to continue to increase these ratios to a range between 75% and 80%. The growth in loans was comprised of $.7 million in construction and land loans, $1.5 million in loans secured by 1-4 first liens on residential properties and $.5 million in loans secured by multifamily residential properties. This growth increased the Bank's largest loan category, real estate mortgage loans from 72% of total loans outstanding at December 31, 1996 to 73% at March 31, 1997. While the economy in the Bank's market area has remained relatively soft, the Bank has aggressively marketed its loan products giving special attention to its SBA loan program and the new Business Manager program. Loan underwriting standards have been maintained, but pricing has been more competitive. Management believes continued loan growth should continue through 1997.

SECURITIES

     At March 31, 1997, available for sale securities had a fair market value of $50,757,000 with an amortized cost basis of $51,464,000. This portfolio consisted of $21,174,000 in mortgage-backed securities, $8,870,000 in U.S. Treasury Securities, $15,656,000 in U.S. Government agency bonds and $4,559,000 in securities issued by states and political subdivisions in the U.S. as well as $498,000 in Federal Home Loan Bank stock. Approximately 53% of the debt security portfolio is floating rate, tied to either the 11th District Cost of Funds Index, the 1-year Constant maturity treasury index or Prime rate. The fixed rate portfolio has an average maturity of four years. This portfolio is a good source of both liquidity and income.

     At March 31,1997, the Company did not have any investment securities issued by a single issuer, which the aggregate book value of such securities exceeded ten percent of stockholders' equity other than those issued by the U.S. Government and U. S. Government agencies and corporations.

NONPERFORMING ASSETS

     As shown in the following table, total nonperforming assets have increased $1,826,000 since year end. Nonperforming assets have increased $1,183,000 from a year ago. Since last quarter nonaccrual loans increased by $1,156,000, accruing loans past due 90 days or more decreased by $52,000 while restructured loans increased by $722,000. One loan for $931,000 secured by commercial offices property was placed on nonaccrual in the first quarter of 1997, due to the increased vacancy which reduced cash flow. The Bank believes the borrower will be able to fully debt service the loan under the original terms at the time the property becomes approximately 90% occupied. The increase in restructured loans consists of three loans to two borrowers each of which is secured by commercial office properties. Once these properties are fully leased the borrower is expected to be able to fully debt service the loans under the original terms. Non performing assets represent 1.62% of total assets while the ratio of allowance for loan losses to nonperforming loans is 38.7%. Management is working closely with the above mentioned borrowers to reduce the Bank's risk of loss as well as continuing to make a concerted effort to reduce problem and potential problem loans.

     At March 31, 1997 and December 31, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 was approximately $3,014,000 and $2,648,000. The total allowance for loan losses related to these loans was $354,000 and $278,000, respectively. For the quarter ended March 31, 1997 and December 31, 1996, the average recorded investment in loans for which impairment has been recognized was approximately $2,898,000 and $2,652,000. During the portion of the quarter that the loans were impaired, the Company recognized interest income of approximately $19,000 and $52,000 from cash payments received in 1997 and 1996.

     Interest income on impaired loans which would have been recognized if all such loans had been current in accordance with their original terms totalled approximately $39,000 in the first quarter of 1997.

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

                                                  -------------   ------------
                                                     March 31     December 31,
                                                       1997           1996
                                                  -------------   ------------
Nonaccrual Loans                                    $  1,226      $      70
Accruing Loans past Due 90 Days or More                   15             67
Restructured Loans
 (In Compliance with Modified Terms)                   1,696            974
                                                  -------------   ------------
 Total Nonperforming Loans                             2,937          1,111
Other Real Estate Owned                                  150            150
                                                  -------------   ------------
 Total Nonperforming Assets                            3,087          1,261
                                                  =============   ============
Total Loans, End of Period                           116,369        113,625
Total Assets, End of Period                          190,372        191,829
Allowance for Loan Losses                           $  1,137      $   1,101

Nonperforming Loans to Total Loans                      2.52%          0.98%
Allowance for Loan Losses to Nonperforming Loans       38.71%         99.10%
Nonperforming Assets to Total Assets                    1.62%          0.66%
Allowance for Loan Losses to Nonperforming Assets      36.83%         87.31%

-----------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

      The Bank maintains its allowance for loan losses at a level considered by management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. This determination includes an evaluation and analysis of historical experience, current loan mix and volume, as well as current and projected economic conditions.


      The following table presents information concerning the allowance and provision for loan losses.

                                             -------------    -------------
                                                March 31,       March 31,
                                                  1997            1996
                                             -------------    -------------
Balance, Beginning of Period                      $  1,101         $  1,158
Provision Charged to Operations                         89              114
Loans Charged off                                       60               99
Recoveries of Loans Previously Charged off               7                2
                                             -------------    -------------
Balance, End  of Period                              1,137            1,175
Total Loans, End of Period                        $116,369         $111,039
Allowance for Loans Losses to
 Loans, End of Period                                 0.98%            1.06%

-----------------------------------------------------------------------------

LIQUIDITY

      Liquidity is measured by various ratios, the most common being the liquidity ratio of cash, time deposits in other banks, federal funds sold, and investment securities as compared to total deposits. At March 31, 1997, this ratio was 38.6%.

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

     At March 31, 1997, the "ALX" model showed the Bank was moderately liability sensitive with a NII exposure of $70,000 or 0.9% for a 1% increase in the federal funds rate and a $427,000 or 5.6% exposure in NII for 2% increase. Both of these figures are within policy.

     At March 31, 1997 market risk, as measured by the model, for a 3% increase in market rates, was 21.4 % of equity capital, within policy, and the market risk adjusted leverage and risk based capital ratios were 5.4% and 11.2%, respectively, also within policy.

     When the Bank is liability sensitive, as it was at March 31, 1997, management will discontinue or limit the use of longer lagging indexes such as the 11th District Cost of Funds (COFI) for loan pricing and switch to more market sensitive indexes. In the security portfolio, the Bank will switch from fixed rate investments, as well as investment tied to lagging indexes, to short term securities and/or to securities tied to more market sensitive indexes. The Bank will also use interest rate swaps, when appropriate, to reposition the Bank's interest rate risk.

EQUITY

     The Company and the Bank are each subject to various regulatory Capital requirements administered by federal banking agencies.

     As a result of the $364,000 earned in first quarter of 1997, the $64,000 sale of common stock from the exercise of stock options, conversion of debentures, and the payment of $150,000 in dividends, the Company had the following capital levels and ratios. The following table also includes the regulatory minimums for capital adequacy purposes:

Company:                                                    For Capital
                                  Actual                 Adequacy Purposes
                            -------------------        ---------------------
                                                        Minimum    Minimum
                              Amount    Ratio            Amount     Ratio
                               (000)                      (000)
                            -------------------        ---------------------
Total Capital
  (to risk weighted assets) $ 18,204    13.59%           $10,714     8.0%
Tier One Capital
  (to risk weighted assets) $ 13,392    10.00%           $ 5,357     4.0%
Tier One Capital
  (to average assets)       $ 13,392     7.17%           $ 7,469     4.0%

Risk Weighted Assets        $133,920
Average Assets              $186,732

-----------------------------------------------------------------------------

     As a result of the $377,000 earned in first quarter of 1997 and the payment of $150,000 in dividends, the Bank had the following capital levels and ratios. The following table also includes the regulatory minimums for capital adequacy purposes and regulatory minimums to be categorized as "Well Capitalized" under prompt corrective action provisions:

Bank:                                                             To be Categorized as
                                                                 Well Capitalized Under
                                                For Capital        Prompt Corrective
                                  Actual      Adequacy Purposes    Action Provisions
                            ----------------  -----------------  ----------------------
                                              Minimum   Minimum   Minimum     Minimum
                             Amount   Ratio    Amount     Ratio    Amount      Ratio
                              (000)             (000)              (000)
                            ----------------  -----------------  ----------------------
Total Capital
  (to risk weighted assets) $ 17,689  13.23%  $10,693     8.0%    $13,366      10.0%
Tier One Capital
  (to risk weighted assets) $ 12,884   9.64%  $ 5,346     4.0%    $ 8,020       6.0%
Tier One Capital
  (to average assets)       $ 12,884   6.91%  $ 7,453     4.0%    $ 9,316       5.0%

Risk Weighted Assets        $133,661
Average Assets              $186,328

-----------------------------------------------------------------------------

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There has not been any matter submitted to a vote of security holders for the first quarter ending March 31, 1997.

ITEM 5 - OTHER INFORMATION

     NONE

ITEM 6 - EXHIBITS AND REPORTS OF FORM 8-K

   A)   Exhibits

        11     Statement regarding computation of per share earning.
        27     Financial Data Schedule under Article 9

   B)   Reports on Form 8-K

     No Form 8-K's were filed by the Corporation during the first quarter ending March 31, 1997.



                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CALIFORNIA COMMUNITY
                                     BANCSHARES CORPORATION

                                     --------------------------------
Date    MAY 14, 1997                 /s/ Walter O.  Sunderman
      ------------------             --------------------------------
                                     Walter O.  Sunderman
                                     President and
                                     Chief Executive Officer

                                     --------------------------------
Date    MAY 14, 1997                 /s/ ANDREW S.  POPOVICH
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


                   THE SECURITIES EXCHANGE ACT OF 1934


                                __________



               CALIFORNIA COMMUNITY BANCSHARES CORPORATION

EXHIBIT 11 - STATEMENT RE COMPUTATIONS OF PER SHARE EARNINGS
(Unaudited)(In Thousands, Except Earnings per Share)

                              ---------------------
                              For the Three Months
                                 Endded March 31,
                              ---------------------
                                 1997       1996
                              ---------   ---------
Weighted Average Shares
 Used to Compute Common
 and Equivalent Shares:

Primary                       1,052,807   1,004,138

Fully Diluted                 1,341,043   1,319,432
                              =========   =========

Net Income Used in the
 Computation of Income
 per Common Share:

Net Income, as Reported
 Used to Compute Primary
 Income per Share             $     364   $     362
                              =========   =========

Adjustment for after Tax
 Effect of Interest Paid
 on Convertible Debentures           42          47
                              ---------   ---------

Net Income, as Adjusted Used
 to Compute Fully Diluted
 Income per Share             $     406   $     409
                              =========   =========

Income per Common and
 Equivalent Share:

Primary                      $    0.35   $    0.36

Fully Diluted                $    0.30   $    0.31
                             =========   =========