Form 10QSB
period 1997-06-30
CALIFORNIA COMMUNITY BANCSHARES CORP
filed 1997-08-13
CIK 1009325

FORM 10-QSB

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the period ending    JUNE 30, 1997
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


APPLICABLE ONLY TO CORPORATE ISSUERS:

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,075,557


Transitional Small Business Disclosure Format (check one):
YES [   ] NO [ X ]



                                   INDEX
          CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION                                             3

 Item 1 - Financial Statements                                             3

   Condensed Consolidated Balance Sheets                                   3
   Condensed Consolidated Statements of Income                             4
   Statements of Cash Flows                                                5
   Condensed Consolidated Statement of Changes in Shareholders' Equity     6
   Notes to Condensed Consolidated Financial Statements                    6

 Item 2 - Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                         8

   Overview                                                                9
   Condensed Comparative Income Statement                                 10
   Net Interest Income / Net Interest Margin                              11
   Analysis of Changes in Net Interest Margin on Average
      Earning Assets                                                      13
   Analysis of Volume and Rate Changes on Net Interest Income
      and Expense                                                         17
   Provision for Loan Losses                                              18
   Non Interest Income                                                    19
   Non Interest Expense                                                   19
   Provision for Income Taxes and Net Income                              20
   Loans                                                                  20
   Securities                                                             21
   Nonperforming Assets                                                   21
   Allowance for Loan Losses                                              23
   Liquidity                                                              23
   Equity                                                                 25

PART II - OTHER INFORMATION                                               26

 Item 1 - Legal Proceedings                                               26
 Item 2 - Changes in Securities                                           26
 Item 3 - Defaults Upon Senior Securities                                 26
 Item 4 - Submission of Matters to a Vote of Security Holders             26
 Item 5 - Other Information                                               26
 Item 6 - Exhibits and Reports of Form 8-K                                26

SIGNATURES                                                                27



PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
California Community Bancshares Corporation
(In Thousands, except share information)(Unaudited)

                                                 --------   --------
ASSETS                                           06/30/97   12/31/96
                                                 --------   --------
Cash and due from banks                          $  8,990   $ 10,825
Federal funds sold                                  4,580      6,115
                                                 --------   --------
Total cash and cash equivalents                    13,570     16,940

Available for sale securities, at fair value       52,443     52,569
Loans receivable:                                 117,595    113,625
 Less:  Allowance for loan losses                   1,187      1,101
        Deferred loan fees                            521        599
                                                 --------   --------
Net loans receivable                              115,887    111,925
Premises and equipment, net of accumulated depr.    2,251      2,284
Investments in real estate development              4,429      4,483
Other real estate owned                               336        150
Goodwill                                              522        540
Accrued interest receivable and other assets        3,153      2,938
                                                 --------   --------
TOTAL ASSETS                                     $192,591   $191,829
                                                 ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Non interest bearing                            $ 29,616   $ 26,882
 Interest bearing:
  Transaction                                      22,943     21,467
  Savings                                          58,682     61,298
  Time:
    $100,000 or more                               21,655     20,881
    Other time                                     38,458     39,815
                                                 --------   --------
Total deposits                                    171,354    170,343
Repurchase agreements                                 323        992
Other borrowed funds                                2,650      2,650
Accrued interest payable and other liabilities        736        785
Convertible subordinated debentures                 2,753      3,690
                                                 --------   --------
TOTAL LIABILITIES                                $177,816   $178,460

SHAREHOLDERS' EQUITY
Preferred Stock, no par value, Series A,
  authorized 1,000,000 shares; none outstanding         0          0
Common stock, $.10 par value, authorized
  4,000,000 shares; Outstanding, 1,075,557 at
  June 30, 1997 and 994,519 at December 31, 1996   12,078     11,135
Retained earnings                                   3,009      2,510
Unrealized loss on available for sale
  securities (net of tax)                        (    312)  (    276)
                                                 --------   --------
TOTAL SHAREHOLDERS' EQUITY                         14,775     13,369
                                                 --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $192,591   $191,829
                                                 ========   ========

--------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)





CONDENSED CONSOLIDATED STATEMENTS OF INCOME
California Community Bancshares Corporation
(In Thousands, except share information)(Unaudited)

                                       ---------------------    ---------------------
                                       For the Three Months     For the Six Months
                                          Ended June 30,           Ended June 30,
                                       ---------------------    ---------------------
                                         1997        1996         1997       1996
                                       ---------   ---------    ---------   ---------
INTEREST INCOME:
 Loans and Loan Fees                   $   2,707   $   2,719    $   5,345   $   5,342
  Securities:
   Taxable                                   714         390        1,434         743
   Exempt from Federal Tax                    60          93          120         186
 Federal Funds Sold                           40          40           69          54
                                       ---------   ---------    ---------   ---------
 Total Interest Income                 $   3,521   $   3,242    $   6,968   $   6,325

INTEREST EXPENSE:
 Time Deposits $100,000 or More        $     292   $     242    $     570   $     496
 Other Deposits                            1,113         929        2,236       1,833
 Federal Funds and Repurchase
  Agreements Purchased                         8          13           15          28
 Other Borrowed Funds                         52          36          108          37
 Convertible Subordinated Debentures          54          77          128         158
                                       ---------   ---------    ---------   ---------
 Total Interest Expense                    1,519       1,297        3,057       2,552
                                       ---------   ---------    ---------   ---------
NET INTEREST INCOME                        2,002       1,945        3,911       3,773
PROVISION FOR LOAN LOSSES                     80          93          169         207
                                       ---------   ---------    ---------   ---------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                 1,922       1,852        3,742       3,566
                                       ---------   ---------    ---------   ---------
NON INTEREST INCOME:
 Service Charges on Deposit Accounts         220         208          436         401
 Net Gain on Sale of AFS Securities            0           2           42           3
 Other Fees and Charges                      108         127          190         317
 Income from Real Estate Development         129         130          264         260
                                       ---------   ---------    ---------   ---------
 Total Non Interest Income                   457         467          932         981
                                       ---------   ---------    ---------   ---------
NON INTEREST EXPENSES:
 Salaries and Employee Benefits              813         829        1,645       1,649
 Occupancy                                   362         327          725         677
 Other                                       428         466          886         878
 Expenses from Real Estate Development        74          70          148         139
                                       ---------   ---------    ---------   ---------
 Total Non Interest Expenses               1,677       1,692        3,404       3,343
                                       ---------   ---------    ---------   ---------
INCOME BEFORE PROVISION INCOME TAXES         702         627        1,270       1,204
PROVISION FOR INCOME TAXES                   261         242          465         457
                                       ---------   ---------    ---------   ---------
NET INCOME                             $     441   $     385    $     805   $     747
                                       =========   =========    =========   =========
NET INCOME PER COMMON AND
EQUIVALENT SHARE:
 Primary                               $    0.39   $    0.38    $    0.74   $    0.74
                                       =========   =========    =========   =========
 Fully Diluted                         $    0.35   $    0.33    $    0.66   $    0.64
                                       =========   =========    =========   =========
Weighted Average Shares Used to
 Compute Income Per Common and
 Equivalent Shares:
  Primary                              1,125,729   1,013,593    1,089,476   1,008,866
  Fully Diluted                        1,341,651   1,316,731    1,341,554   1,318,082

----------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)

STATEMENTS OF CASH FLOWS
California Community Bancshares Corporation (In Thousands)(Unaudited)

                                                     -----------------------
                                                          Six Months Ended
                                                               June 30,
                                                     -----------------------
                                                       1997           1996
                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                          $    805       $    747
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation and Amortization                          389            316
   Provision for Loan Losses                              169            207
   Net Gain on the Sale of Available
    for Sale Securities                              (     42)      (      3)
   Gain on the Sale of Premises and Equipment        (      6)      (      7)
   Effect of Changes in:
    Interest Receivable and Other Assets and Goodwill(    267)      (    115)
    Interest Payable and Other Liabilities           (     49)      (    340)
                                                     --------       --------
Net Cash Provided by Operating Activities                 999            805
                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of Available for Sale Securities          (  6,940)      (  8,573)
 Proceeds from Sales of Available for Sale Securities   4,009              0
 Proceeds from Maturities, Calls or Repayments of
  Available for Sale Securities                         2,956          1,489
 Net Change in Loans Receivable                      (  4,131)      (  2,998)
 Change in Other Real Estate Owned                   (    186)             0
 Purchases of Premises and Equipment                 (    199)      (    185)
 Proceeds from Sales of Premises and Equipment             14             14
 Change in Investments in Real Estate Development    (      4)             4
                                                     --------       --------
Net Cash Used in Investing Activities                (  4,481)      ( 10,249)
                                                     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Change in Deposits:
  Non-interest Bearing                                  2,734          3,548
  Interest-bearing                                   (  1,723)            80
 Net Change in Repurchase Agreements                 (    669)           226
 Net Change in Other Borrowed Funds                         0          2,650
 Cash Dividends Paid                                 (    306)       (   268)
 Cash Proceeds from Stock Options Exercised                76             11
                                                     --------       --------
Net Cash Provided by Financing Activities                 112          6,247
                                                     --------       --------
DECREASE IN CASH AND EQUIVALENTS                     (  3,370)       ( 3,197)
CASH AND CASH EQUIVALENTS:
 Beginning of Period                                   16,940         11,261
                                                     --------       --------
 End of Period                                       $ 13,570       $  8,064
                                                     ========       ========
ADDITIONAL INFORMATION:
 Common stock issued on conversion of debentures
  net of debenture offering costs of $70,000 and
  $13,000 in 1997 and 1996.                          $    867       $    160
                                                     ========       ========
 Transfer of foreclosed loans from loans receivable
  to other real estate owned                         $    186       $      0
                                                     ========       ========
 Cash Payments
  Income Tax Payments                                $    383       $    373
                                                     ========       ========
  Interest Payments                                  $  3,072       $  2,580
                                                     ========       ========

-----------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF IN CHANGES IN SHAREHOLDERS' EQUITY California Community Bancshares Corporation
(In Thousands, Except Number of Shares)(Unaudited)

                        ------------------------------------------------------
                           Common Stock                  Unrealized
                        --------------------             Loss on
                                                         Investment
                        Number of                        Available    Share -
                        Shares                Retained   For Sale     holders'
                        Outstanding  Amount   Earnings   Securities   Equity
                        -----------  -------  --------   ----------   -------
Balance at
 December 31, 1996          994,519  $11,135  $  2,510   ($     276)  $13,369

 Stock Options Exercised      4,622       50                               50
 Common Stock issued on
  Conversion of Debentures    1,176       14                               14
 Cash Dividend
    on Common Stock                           (    150)               (   150)
 Net Change in Unrealized
    Loss - On available
    for sale securities                                  (      134)  (   134)
 Net Income,
                                                   364                    364
                        -----------  -------   -------   ----------   -------
 Balance at
   March 31, 1997         1,000,317  $11,199   $ 2,724   ($     410)  $13,513
                        ===========  =======   =======   ==========   =======

 Stock Options Exercised      2,928       26                               26
 Common Stock issued on
  Conversion of Debentures   72,312      853                              853
 Cash Dividend
    on Common Stock                           (    156)               (   156)
 Net Change in Unrealized
    Loss - On available
    for sale securities                                          98        98
 Net Income,                                       441                    441
                        -----------  -------   -------   ----------   -------
 Balance at
   June 30, 1997          1,075,557  $12,078   $ 3,009   ($     312)  $14,775
                        ===========  =======   =======   ==========   =======

------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of California Community Bancshares Corporation (the "Company") include the accounts of the Company and its subsidiary Bank, Continental Pacific Bank. Significant inter company items and transactions have been eliminated. Such financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the
information presented not misleading.   For further information,
refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

NOTE B - ACCOUNTING PRONOUNCEMENTS

     On January 1, 1997, the Company adopted Statement of Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This standard is based on consistent application of a financial - components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Company has determined that the adoption of this standard did not have a material effect on the Company's financial position or results of operations.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate it at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

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

     If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.41 and $.39 for the quarters ended June 30, 1997 and 1996 and $.78 and $.77 for the six months ended June 30, 1997 and 1996. Diluted EPS under SFAS 128 would not have been significantly different from fully diluted EPS currently reported for the periods.

     In June 1997, the FASB adopted SFAS No. 130 "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.


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

     THEREFORE, THE INFORMATION SET FORTH THEREIN SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF THE COMPANY
AND THE BANK.

     MOREOVER, WHENEVER PHRASES SUCH AS, OR SIMILAR TO, "IN MANAGEMENT'S OPINION", "MANAGEMENT BELIEVES", OR "MANAGEMENT CONSIDERS" ARE USED, SUCH STATEMENTS ARE AS OF, AND BASED UPON THE KNOWLEDGE OF MANAGEMENT, AT THE TIME MADE AND ARE SUBJECT TO CHANGE BY THE PASSAGE OF TIME AND/OR SUBSEQUENT EVENTS, AND ACCORDINGLY SUCH STATEMENTS ARE SUBJECT TO THE SAME RISKS AND UNCERTAINTIES NOTED ABOVE WITH RESPECT TO FORWARD-LOOKING STATEMENTS.

     California Community Bancshares Corporation and subsidiary (the "Company") is a single bank holding company for Continental Pacific Bank (the "Bank"), a California state-chartered nonmember Bank, which has one subsidiary, Conpac Development Corporation. The following discussion of the Company's financial condition and results of operations is designed to provide a better understanding of the changes and trends related to the Company's financial condition, liquidity and capital resources. The discussion should be read in conjunction with the Consolidated Financial Statements of the Company. The Company has not commenced any business operations independent of the Bank; therefore, the following discussion pertains primarily to the Bank. Average balances are generally comprised of daily balances.

OVERVIEW

     The Company posted record earnings for the three and six month periods ended June 30, 1997. Net income for the three months ended June 30, 1997 was $441,000 up 14.5% from the $385,000 posted in the second quarter of 1996. Fully diluted quarterly earnings per share increased to $.35 from $.33 recorded in the same period last year. Net income for the six months ended June 30, 1997, was $805,000, up 7.8% from the $747,000 reported for the same period in the prior year. Year to date fully diluted earnings per share increased to $.66 from $.64 for the prior period.

     In the second quarter of 1997, net interest income increased
$57,000 or 2.9% over the same quarter's performance the prior year while noninterest income and noninterest expense declined by $10,000 or 2.1% and $15,000 or 0.9%, respectively.

     In the first half of 1997, net income was improved by a $138,000 or 3.7% increase in net interest income offset by a $49,000 or 5.0% decline in noninterest income and a $61,000 or 1.8% increase in noninterest expense.

     Assets of the Company totalled $192.6 million at June 30, 1997 a $.8 million increase over the 1996 end of year figure. A $1.0 million increase in deposits along with $3.3 million reduction in cash and cash equivalents funded the $4.0 million increase in loans.

     Return on Average Assets (ROA) was .93% and Return on Average Equity (ROE) was 12.53% in the second quarter of 1997. For the same quarter in 1996, these ratios were .93% and 12.28%, respectively. At June 30, 1997, the Company had a leverage capital ratio of 7.68%, a Tier 1 risk based capital ratio of 10.80% and a total risk-based capital ratio of 13.72%. These compare to 7.04%, 9.92% and 13.55%, respectively at December 31, 1996.

     ROA was .85% and ROE was 11.68% in the first half of 1997. For the same period in 1996, these ratios were .93% and 11.95%, respectively.

     The following tables provide a summary of the major elements of income and expense for the second quarter of 1997 compared with the second quarter of 1996 as well as 1997 year to date income components compared to 1996 year to date figures.

CONDENSED COMPARATIVE INCOME STATEMENT
California Community Bancshares Corporation
(In Thousands, Except Earnings per Common and Equivalent Share)

                                 ------------------      -------------------
                                    Three Months          Percentage Change
                                   Ended June 30,        Increase (Decrease)
                                 ------------------      -------------------
                                  1997        1996
                                 ------      ------
Interest Income                  $3,521      $3,242              8.6%
Interest Expense                  1,519       1,297             17.1
                                 ------      ------
Net Interest Income               2,002       1,945              2.9
Provision for Loan Losses            80          93            (14.0)
                                 ------      ------
 Net Interest Income after
  Provision for Loan Losses       1,922       1,852              3.8
Non Interest Income                 457         467            ( 2.1)
Non Interest Expenses             1,677       1,692            ( 0.9)
                                 ------      ------
Income Before Income Taxes          702         627             12.0
 Provision for Income Taxes         261         242              7.9
                                 ------      ------
 Net Income                      $  441      $  385             14.5%
                                 ======      ======
Primary Earnings per Common
 and Equivalent Share            $ 0.39      $ 0.38              2.6%
Fully Diluted Earnings per
 Common and Equivalent Share     $ 0.35      $ 0.33              6.1%

-----------------------------------------------------------------------------



CONDENSED COMPARATIVE INCOME STATEMENT
California Community Bancshares Corporation
(In Thousands, Except Earnings per Common and Equivalent Share)

                                 ------------------      -------------------
                                    Six Months            Percentage Change
                                   Ended June 30,        Increase (Decrease)
                                 ------------------      -------------------
                                  1997        1996
                                 ------      ------
Interest Income                  $6,968      $6,325             10.2%
Interest Expense                  3,057       2,552             19.8
                                 ------      ------
Net Interest Income               3,911       3,773              3.7
Provision for Loan Losses           169         207            (18.4)
                                 ------      ------
 Net Interest Income after
  Provision for Loan Losses       3,742       3,566              4.9
Non Interest Income                 932         981            ( 5.0)
Non Interest Expenses             3,404       3,343              1.8
                                 ------      ------
Income Before Income Taxes        1,270       1,204              5.5
 Provision for Income Taxes         465         457              1.8
                                 ------      ------
 Net Income                      $  805      $  747              7.8%
                                 ======      ======
Primary Earnings per Common
 and Equivalent Share            $ 0.74      $ 0.74              0.0%
Fully Diluted Earnings per
 Common and Equivalent Share     $ 0.66      $ 0.64              3.1%

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

     In the quarter ended June 30, 1997, interest income increased $279,000 or 8.6% to $3,521,000 from the $3,242,000 reported in the same period last year. Increased average total securities balances were the main factor contributing to this increase as average rates earned on total securities remained consistent unchanged while lower rates earned on loans were offset by increased average loan balances. Average total securities were $19.2 million or 53% higher than the average in the year ago period resulting in a $296,000 increase in interest income. Slight changes in rates earned on securities reduced interest income by $5,000. In the most recent quarter total securities (taxable securities, nontaxable securities and federal funds sold) averaged $55.1
million compared to $35.9 million in the year ago period.   Loan
balances averaged $115.4 million in the second quarter of 1997, $3.9 million higher than average loan balances of $111.5 in the
second quarter of 1996.   This increased loan volume contributed an
additional $100,000 in interest income. This increase in interest income was offset by a 40 basis point reduction in the rate earned on loans, declining from 9.81% in the second quarter of 1996 to 9.41% in the current quarter. This lower rate reduced interest income by $112,000.

     In the second quarter of 1997, interest expense increased by $222,000 or 17.1% to $1,519,000 from the $1,297,000 recorded in same period last year, as average interest-bearing liabilities increased by $20.5 million. Interest paid on time deposits increased by $203,000 or 35% as average time deposit balances increased by $14.4 million and average interest rates paid increased from 5.06% in the second quarter of 1996 to 5.20% in the current quarter. While higher rates paid on time deposits increased interest expense by $16,000, the higher volume accounted for an increase of $187,000. Average savings deposits and money market account balances increased by $3.1 million in the second quarter of 1997 compared to the figures in the same period last year while the rate paid dropped by 5 basis points to 3.76%. This increase in average balances offset somewhat by lower rates paid on these accounts accounted for an additional $23,000 in interest expense. Changes in volume and rates paid in all other categories accounted for $4,000 net reduction in interest expense. Changes in average balances within these categories were mixed, lower cost NOW accounts and other borrowings increased by $3.8 million and $.5 million respectively while security repurchase agreements and subordinated debentures each declined by $.7 million.

     The combined effect of the increase in interest income and the increase in interest expense in the second quarter of 1997 versus the second quarter of 1996 was a $57,000 increase in net interest income which totalled $2,002,000 for the current quarter.
Increased volume, which improved net interest income by $180,000, was offset by a $123,000 reduction due to rate changes. The net interest margin decreased 60 basis points from 5.31% to 4.71%.

     In the six months ended June 30, 1997, interest income increased $643,000 or 10.2% to $6,968,000 from the $6,325,000 for the same period last year. Increased average total securities balances were the major factor contributing to this increase as average rates earned on total securities remained consistent while lower rates earned on loans were offset by increased average loan balances. Average total securities were $21.6 million or 64% higher than the average for the same period in the prior year resulting in a
$653,000 increase in interest income.  Slight changes in rates earned on these securities reduced interest income by $13,000.
Year to date, 1997, total securities (taxable securities,
nontaxable securities and federal funds sold) averaged $55.1
million compared to $33.5 million in the year ago period.   Average
loan balances were $114.3 million in the first six months of 1997, $4.2 million higher than average loan balances of $110.1 million in the first half of 1996. This increased loan volume contributed $186,000 in interest income but was offset by a 33 basis point reduction in the average rate earned on loans. This rate declined from 9.76% in the first half of 1996 to 9.43% in the first half of 1997 reduced interest income by $183,000.

     In the first half of 1997, interest expense increased by $505,000 or 19.8% to $3,057,000 from the $2,552,000 obtained in the same period last year as average interest-bearing liabilities increased by $21.5 million. Interest paid on time deposits increased by $375,000 or 32% as average time deposit balances increased by $14.4 million and average interest rates paid remained consistent at 5.20% and 5.17%, respectively. The increased volume in time deposits resulted in $366,000 of increased interest expense.
Average savings and monthly market account balances also increased in the first half of 1997 compared to the same period last year rising by $4.7 million, while the rate paid fell by 1 basis points to 3.76%. The increase in average savings balances resulted in a $77,000 increase in interest expense. Average NOW accounts and average other borrowings increased $2.1 million and $1.5 million, respectively over the prior period's average. These increased volumes increased interest expense $14,000 and $63,000, respectively, while increases in the average rates paid resulted in another $13,000. Due to the timing of the $937,000 in subordinated debentures that converted to common stock in the first half of 1997, interest expense on debentures declined by $30,000. Other minor changes in volume and rate accounted for a $6,000 net increase in interest expense.

     The combined effect of the increase in interest income and the increase in interest expense in the first half of 1997 versus the first half of 1996 resulted in an increase of $138,000 in net interest income totalling $3,911,000. Overall increased volume improved net interest income by $355,000 while net rate changes reduced net interest income by $217,000. The net interest margin decreased 63 basis points from 5.28% to 4.65%.

     The following tables provide summaries of the components of interest income, interest expense and net interest margins on earning assets for the three months and six months ended June 30, 1997 versus the same periods in 1996.


ANALYSIS OF CHANGES IN NET INTEREST MARGIN ON AVERAGE EARNINGS ASSETS California Community Bancshares Corporation
(In Thousands)

                                                    Three Months Ended
                              -----------------------------------------------------
                                   June 30, 1997             June 30, 1996
                              ------------------------    -------------------------
                                         Int.    Avg.                Int.    Avg.
                               Average   Earned  Yield     Average   Earned  Yield
                              Balance<F1>/Paid   /Rate    Balance<F1>/Paid   /Rate
                              --------   ------  -----    --------   ------  -----
ASSETS:
INTEREST EARNING ASSETS
Federal Funds Sold            $  3,192   $   40   5.03%   $  3,308   $   40   4.91%
Investment Securities:
  Taxable <F2>                  47,299      714   6.05      25,735      390   6.09
  Exempt From Federal Taxes<F3>  4,602       60   5.23       6,851       93   5.45
Loans, Net <F4><F5>            115,424    2,707   9.41     111,469    2,719   9.81
                              --------   ------  -----    --------   ------  -----
Total Interest Earning Assets  170,517    3,521   8.28     147,363    3,242   8.85
Cash and Due from Banks         10,095                       8,889
Premises and Equipment, net      2,295                       2,168
Investment in Real Estate
 Development Ventures            4,442                       4,568
Accrued Interest Receivable
 and Other Assets                2,748                       1,849
                              --------                    --------
TOTAL AVERAGE ASSETS          $190,097                    $164,837
                              ========                    ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
Interest-Bearing NOW Accounts   23,500       73   1.25      19,718       65   1.33
Savings Deposits and MMDA       19,769      118   2.39      17,807      100   2.26
Money Management                38,722      430   4.45      37,624      425   4.55
Time Deposits                   38,450      492   5.13      27,560      339   4.95
Time Deposits over $100,000     22,061      292   5.31      18,586      242   5.23
Federal Funds Purchased            282        4   5.97          89        1   3.62
Security Repurchase Agreements     323        4   5.09         979       12   4.81
Other Borrowed Funds             2,650       52   7.87       2,185       36   6.63
Convertible Subordinated
 Debentures                      3,170       54   6.83       3,903       77   7.96
                              --------   ------  -----    --------   ------  -----
Total Average Interest-
 Bearing Liabilities           148,927    1,519   4.09     128,451    1,297   4.06
Noninterest-Bearing DDA's       26,416                      23,657
Accrued Interest Payable and
 Other Liabilities                 674                         185
                              --------   ------  -----    --------   ------  -----
Total Average Liabilities     $176,017   $1,519   3.46%   $152,293   $1,297   3.43%
                              ========                    ========
Total Equity                    14,080                      12,544
Total Average Liabilities and
 Shareholders' Equity          190,097                     164,837
Net Interest Spread <F6>                          4.19%                       4.79%
Net Interest Income                      $2,002                      $1,945
Net Interest Margin <F7>                   4.71%                       5.31%
-----------------------------------------------------------------------------

<F1> Average balances are computed principally on the basis of daily balances.

<F2> The taxable securities yield is computed by dividing interest income (annualized on an actual day basis) by average historical cost.

<F3> The tax equivalent yield on investment securities exempt from federal taxes was 7.59% and 7.94% in 1997 and 1996. The tax equivalent yield is calculated by dividing the adjusted yield by one minus the Federal Tax rate. The adjusted yield is determined by subtracting the Tefra penalty from the unadjusted tax exempt investment yield. The unadjusted tax exempt investment yield is computed by dividing tax exempt interest income by their average historical cost. The Tefra penalty is computed by dividing total interest expense (annualized) by average assets and multiplying the result by 20% (Tefra disallowance) and 34% (Federal Tax rate).

<F4> Allowance for loan losses and deferred loan fees are netted from loans receivable which includes nonaccrual loan balances.

<F5> Interest income on loans includes fees on loans of $83,000 in
     1997 and $185,000 in 1996.

<F6> Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

<F7> Net interest margin is computed by dividing net interest income by total average interest earning assets.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN ON AVERAGE EARNINGS ASSETS California Community Bancshares Corporation
(In Thousands)

                                                    Six Months Ended
                              -----------------------------------------------------
                                   June 30, 1997             June 30, 1996
                              ------------------------    -------------------------
                                         Int.    Avg.                Int.    Avg.
                               Average   Earned  Yield     Average   Earned  Yield
                              Balance<F1>/Paid   /Rate    Balance<F1>/Paid   /Rate
                              --------   ------  -----    --------   ------  -----
ASSETS:
INTEREST EARNING ASSETS
Federal Funds Sold            $  2,857   $   69   4.87%   $  2,162   $   54   5.02%
Investment Securities:
  Taxable <F2>                  47,600    1,434   6.08      24,447      743   6.11
  Exempt From Federal Taxes<F3>  4,633      120   5.22       6,905      186   5.42
Loans, Net <F4><F5>            114,346    5,345   9.43     110,090    5,342   9.76
                              --------   ------  -----    --------   ------  -----
Total Interest Earning Assets  169,436    6,968   8.29     143,604    6,325   8.86
Cash and Due from Banks          9,795                       8,553
Premises and Equipment, net      2,299                       2,184
Investment in Real Estate
 Development Ventures            4,455                       4,580
Accrued Interest Receivable
 and Other Assets                2,718                       1,991
                              --------                    --------
TOTAL AVERAGE ASSETS          $188,703                    $160,912
                              ========                    ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
Interest-Bearing NOW Accounts   21,012      141   1.35      18,934      122   1.30
Savings Deposits and MMDA       19,512      233   2.41      17,242      196   2.30
Money Management                39,636      871   4.43      37,237      825   4.46
Time Deposits                   38,810      991   5.15      27,581      690   5.03
Time Deposits over $100,000     21,739      570   5.29      18,584      496   5.37
Federal Funds Purchased            191        5   5.70         150        4   5.36
Security Repurchase Agreements     395       10   5.11         957       24   5.04
Other Borrowed Funds             2,650      108   8.22       1,111       37   6.70
Convertible Subordinated
 Debentures                      3,393      128   7.61       3,964      158   7.96
                              --------   ------  -----    --------   ------  -----
Total Average Interest-
 Bearing Liabilities           147,338    3,057   4.18     125,760    2,552   4.08
Noninterest-Bearing DDA's       26,948                      22,460
Accrued Interest Payable and
 Other Liabilities                 642                         184
                              --------   ------  -----    --------   ------  -----
Total Average Liabilities     $174,928   $3,057   3.52%   $148,404   $2,552   3.46%
                              ========                    ========
Total Equity                    13,775                      12,508
Total Average Liabilities and
 Shareholders' Equity          188,703                     160,912
Net Interest Spread <F6>                          4.11%                       4.78%
Net Interest Income                      $3,911                      $3,773
Net Interest Margin <F7>                   4.65%                       5.28%
-----------------------------------------------------------------------------

<F1> Average balances are computed principally on the basis of daily balances.

<F2> The taxable securities yield is computed by dividing interest income (annualized on an actual day basis) by average historical cost.

<F3> The tax equivalent yield on investment securities exempt from federal taxes was 7.58% and 7.90% in 1997 and 1996. The tax equivalent yield is calculated by dividing the adjusted yield by one minus the Federal Tax rate. The adjusted yield is determined by subtracting the Tefra penalty from the unadjusted tax exempt investment yield. The unadjusted tax exempt investment yield is computed by dividing tax exempt interest income by their average historical cost. The Tefra penalty is computed by dividing total interest expense (annualized) by average assets and multiplying the result by 20% (Tefra disallowance) and 34% (Federal Tax rate).

<F4> Allowance for loan losses and deferred loan fees are netted from loans receivable which includes nonaccrual loan balances.

<F5> Interest income on loans includes fees on loans of $176,000 in 1997 and $296,000 in 1996.

<F6> Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

<F7> Net interest margin is computed by dividing net interest income by total average interest earning assets.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSE California Community Bancshares Corporation
(In Thousands)

                                   -------------------------------------
                                     Three Months Ended June 30, 1997
                                            over June 30, 1996
                                   -------------------------------------
                                   Increase(decrease) Due to Change in:
                                   -------------------------------------
                                   Volume<F3>  Yield/Rate        Total
                                   ------      ----------        -----
Federal Funds Sold                 $(   1)          $  1         $   0
Taxable Investment Securities         326          (   2)          324
Investment Securities Exempt from
 Federal Taxes                      (  29)         (   4)        (  33)
Loans, Net <F1><F2>                   100          ( 112)        (  12)
                                   ------      ----------        -----
Total Interest Income                 396          ( 117)          279

Interest-bearing Now Accounts          12          (   4)            8
Savings Deposits and MMDA              12              6            18
Money Management                       14          (   9)            5
Time Deposits                         140             13           153
Time Deposits over $100,000            47              3            50
                                   ------      ----------        -----
Total Interest Expense on Deposits    225              9           234

Federal Funds Purchased                 2              1             3
Security Repurchase Agreements      (   8)             0         (   8)
Other Borrowed Funds                    9              7            16
Convertible Subordinated Debentures (  12)         (  11)        (  23)
                                   ------      ----------        -----
Total Interest Expense                216              6           222
                                   ------      ----------        -----
Net Interest Income                 $ 180         ($ 123)        $  57
                                   ======      ==========        =====
-----------------------------------------------------------------------------

<F1> Nonaccrual loans are included.
<F2> Interest income on loans includes fee income on loans of
     $83,000 in 1997 and $185,000 in 1996.
<F3> Changes not due solely to rate change have been allocated to volume.

                                   -------------------------------------
                                     Six Months Ended June 30, 1997
                                            over June 30, 1996
                                   -------------------------------------
                                   Increase(decrease) Due to Change in:
                                   -------------------------------------
                                   Volume<F3>  Yield/Rate        Total
                                   ------      ----------        -----
Federal Funds Sold                 $   17          ($  2)         $ 15
Taxable Investment Securities         695          (   4)          691
Investment Securities Exempt from
 Federal Taxes                      (  59)         (   7)        (  66)
Loans, Net <F1><F2>                   186          ( 183)            3
                                   ------      ----------        -----
Total Interest Income                 839          ( 196)          643

Interest-bearing Now Accounts          14              5            19
Savings Deposits and MMDA              27             10            37
Money Management                       50          (   4)           46
Time Deposits                         285             16           301
Time Deposits over $100,000            81          (   7)           74
                                   ------      ----------        -----
Total Interest Expense on Deposits    457             20           477

Federal Funds Purchased                 1              0             1
Security Repurchase Agreements      (  14)             0         (  14)
Other Borrowed Funds                   63              8            71
Convertible Subordinated Debentures (  23)         (   7)        (  30)
                                   ------      ----------        -----
Total Interest Expense                484             21           505
                                   ------      ----------        -----
Net Interest Income                 $ 355         ($ 217)        $ 138
                                   ======      ==========        =====
-----------------------------------------------------------------------------

<F1> Nonaccrual loans are included.
<F2> Interest income on loans includes fee income on loans of
     $176,000 in 1997 and $296,000 in 1996.
<F3> Changes not due solely to rate change have been allocated to volume.

PROVISION FOR LOAN LOSSES

     In the second quarter of 1997, the Company provided $80,000 for loan losses versus $93,000 in the same period last year. This provision increased the 1997 year to date provision to $169,000 versus $207,000 for the first six months of 1996. The year to date provision offset the net loans charged off during the period against the allowance and added $86,000 for growth in outstanding loans balances as well as general economic factors. The allowance for loan losses to loans receivable at June 30, 1997 was 1.01% up from 1.00% at June 30, 1996. Management's ongoing analysis of the loan portfolio determined that the balance of $1,187,000 in the allowance for loan losses is expected to be adequate to absorb losses inherent in the loan portfolio. The current quarter's $80,000 provision for loan losses deducted from the $2,002,000 net interest income results in net interest income after provision of $1,922,000. This figure divided by average assets is a ratio of 4.04% slightly above the Company's short term goal of 4.00%. The Company's next target level is 4.50%.


NON INTEREST INCOME

     Total non interest income in the second quarter of 1997 decreased $10,000 or 2.1% from the same period last year and decreased
$49,000 or 5.0% for the first six months of 1997 from the amount reported for the first six months of 1996.

     Income from service charges on deposit accounts improved by 5.8% from $208,000 obtained in the second quarter of 1996 to $220,000 in the second quarter of 1997. Gain on sale of available securities declined from $2,000 in the second quarter of 1996 to none in the second quarter of 1997. Income from real estate development remained consistent at $129,000 and $130,000 in the second quarter of 1997 and 1996. Other fees and charges resulted in the bulk of the decrease, declining by $19,000 from the amount reported in the second quarter 1996. Fee income on the sale of 1-4 family mortgages decreased by $27,000 from $53,000 in the second quarter of 1996 to $26,000 in the current quarter. Income from the sale and servicing of SBA loans decreased by $29,000 from $35,000 in the second quarter of 1996 to $6,000 in the current period. Numerous other fees, such as fees from the sale of credit card equipment and sale of assets increased by $37,000 resulting in the net decrease of $19,000 in other fees and charges. The current quarters non interest income of $457,000 expressed as a ratio of average assets is .96%. The Company's current goal is to improve this ratio to 1.00%.

       Income from services charges on deposit accounts improved slightly from $401,000 in the first six months of 1996 to $436,000 in the first half of 1997. Gain on sale of available securities increased from $3,000 in the first half of 1996 to $42,000 in the first half of 1997. Income from real estate development was basically unchanged with income of $264,000 and $260,000 in the first six months of 1997 and 1996, respectively. The significant decreases occurred in other fees and charges. The sale and servicing of SBA loans generated fee income of $98,000 in the first six months of 1996 versus $16,000 the current year as the Bank reduced the volume of SBA loan sales, preferring to retain the loans in its portfolio. Fee income on the sale of 1-4 family mortgages decreased by $62,000 from $102,000 in the first half of 1996 to $40,000 in the current year to date period. Income increased by $17,000 in various other fees and services categories resulting in an overall decline in other fees and charges of $127,000 for the first six months of 1997 compared to the first six months of 1996.

NON INTEREST EXPENSE

     Non interest expense for the second quarter of 1997 was $1,677,000, $15,000 less than the $1,692,000 reported in the second quarter of 1996. Salaries and benefits decreased $16,000 or 2% despite the addition of a new branch in the fourth quarter of 1996. The new branch and the remodeling of the Company's data processing department increased occupancy cost by $35,000 or 11% over the amount reported in the same quarter of 1996. Other expenses in the current quarter were $38,000 less than the same quarter last year. This reduction was mainly due to the higher than normal legal expenses associated with the formation of the holding company and the purchase of the Concord branch in the second quarter of 1996. Expenses from real estate development were consistent, increasing from $70,000 in the second quarter of 1996 to $74,000 in the current quarter. The current quarters non interest expenses expressed as a ratio to average assets is 3.53%. It is the immediate goal of the Company to reduce this overhead ratio to 3.50%.

     Non interest expense for the first half of 1997 was $3,404,000, $61,000 or 1.8% higher than the $3,343,000 expensed in the first half of 1996. Salaries and benefits declined by $4,000 while occupancy expense was up $48,000 due to the new Concord branch and the data processing office remodeling. Both other expenses and expenses from real estate development were up slightly, increasing by $8,000 and $9,000 respectively over the figures reported in the prior year period.

PROVISION FOR INCOME TAXES AND NET INCOME

     The Company recorded a $261,000 provision for income taxes in the second quarter of 1997, $19,000 higher than the provision recorded in the same quarter last year. For the first six months of 1997, the company provided for $465,000 in income taxes versus $457,000 in the first six months of 1996. Taxes were higher in both periods due to higher earnings as well as lower tax exempt income from securities. The effective tax rate for the current period was 37.2% and 36.6% for the quarterly and year to date period versus
38.6% and 38.0% in the same periods last year.

     The $1,922,000 net interest income after provision for loan losses plus noninterest income of $457,000 and noninterest expense of $1,677,000 resulted in income before provision for income taxes of $702,000 or 1.47% of average assets. This is $75,000 higher than the figure reported in the same period last year. After deducting the provision for income taxes net income was $441,000 or
 .93% return on average assets. It is the Company's goal to increase this ratio to 1% as soon as possible. To accomplish this goal the Company intends to increase noninterest income and net interest income while continuing to improve the noninterest expense ratio.

     Management is not aware of any trends, events or uncertainties that have had or that are reasonably expected to have a material impact on liquidity, capital resources, or revenues or income from continuing operations. The company is also not aware of any current recommendations by any regulatory authority which, if they were implemented, would have such an effect.

LOANS

     At June 30, 1997, total outstanding loan balances were $4.0 million higher than year end 1996 totals. The composition of loans also changed significantly in the first half of 1997. Construction and land development loans declined by $.7 million, while loans secured by 1-4 first liens, loans secured by multi family residential property loans, loans secured by commercial real estate and commercial and industrial loans increased by $2.1 million, $0.5 million, $1.6 million and $0.5 million, respectively. The Bank's largest loan category, real estate mortgage loans constituted 72.4% of total loans outstanding at December 31, 1996 and 73.7% at June 30, 1997. Loan growth is an integral component of improved earnings. A key to increasing net interest income is to increase the loan to deposit ratio and the ratio of loans to total earning assets. At December 31, 1996, these ratios were 66.7% and 65.9%. At the end of the second quarter of 1997, outstanding loans had increased 3.5%, which in turn increased these ratios to 68.6% and 67.3%. It is the goal of the Company to continue to increase these ratios to a range between 75% and 80%. Management is continually marketing its loan products.

SECURITIES

     At June 30, 1997, available for sale securities had a fair market value of $52,443,000 with an amortized cost basis of $52,981,000.
This represents a $126,000 decrease in the fair value from the year
end 1996 figure.   The portfolio now consists of approximately
$10.9 million U.S. Treasuries, $15.5 million U.S. Agency bonds,
$4.6 million in securities issued by states and political subdivision in the U.S., $20.8 million in mortgage backed securities and $.6 million in Federal Home Loan Bank stock. Approximately 50% of the debt security portfolio is floating rate, tied to either the 11th District Cost of Funds Index, the one-year constant maturity treasury index or prime rate. The fixed rate portfolio has an average maturity of 3 1/2 years. As a result of an approximate .25% increase in interest rates, the unrealized loss on securities available for sale increased from $276,000 to $312,000 at June 30, 1997 compared to December 31, 1996. Although the tax affected unrealized loss is a component of shareholders' equity, this figure is excluded from the calculation of regulatory capital ratios. The security portfolio is a good source of both liquidity and income.

     At June 30, 1997, the Company did not have any investment securities issued by a single issuer, which the aggregate book value of such securities exceeded ten percent of shareholder's equity other than those issued by the U.S. Government and U. S. Government agencies and corporations.

NONPERFORMING ASSETS

     Total nonperforming assets have increased $1,880,000 since year end and $1,527,000 from a year ago. Since year end 1996 nonaccrual loans increased by $1,032,000, accruing loans past due 90 days or more decreased by $49,000 while restructured loans increased by $711,000. One loan for $928,000 secured by commercial offices property was placed on nonaccrual in the first quarter of 1997, due to the increased vacancy which reduced cash flow. The Bank believes the borrower will be able to fully debt service the loan under the original terms at the time the property becomes approximately 90% occupied. The increase in restructured loans, which also occurred in the first quarter of 1997, consists of three loans to two borrowers each of which is secured by commercial office properties. Once these properties are fully leased, the borrower is expected to be able to fully debt service the loans under the original terms. Also in the second quarter of 1997, the Bank added three properties totalling $186,000 to other real estate owned. Due to the value of these properties the Bank believes it will experience little to no loss when these properties are sold. Non performing assets represent 1.63% of total assets while the ratio of allowance for loan losses to nonperforming loans is 42.32%. Management is working closely with the above-mentioned borrowers to reduce the Bank's risk of loss as well as continuing to make a concerted effort to reduce problem and potential problem loans.

     At June 30, 1997 and December 31, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 was approximately $3,022,000 and $2,648,000. The total allowance for loan losses related to these loans was $372,000 and $278,000, respectively. For the quarter ended June 30, 1997 and December 31, 1996, the average recorded investment in loans for which impairment has been recognized was approximately $3,118,000 and $2,652,000. During the portion of the quarter that the loans were impaired, the Company recognized interest income of approximately $32,000 and $52,000 from cash payments received in 1997 and 1996.

     Interest income on impaired loans which would have been recognized if all such loans had been current in accordance with their original terms totalled approximately $40,000 in the second quarter of 1997 and $72,000 for the first six months of 1997.

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

     The following table presents information concerning the allowance and provision for loan losses:

                                                  -------------   ------------
                                                     June 30      December 31,
                                                       1997           1996
                                                  -------------   ------------
Nonaccrual Loans                                    $  1,102      $      70
Accruing Loans past Due 90 Days or More                   18             67
Restructured Loans
 (In Compliance with Modified Terms)                   1,685            974
                                                  -------------   ------------
 Total Nonperforming Loans                             2,805          1,111
Other Real Estate Owned                                  336            150
                                                  -------------   ------------
 Total Nonperforming Assets                            3,141          1,261
                                                  =============   ============
Total Loans, End of Period                           117,595        113,625
Total Assets, End of Period                          192,591        191,829
Allowance for Loan Losses                           $  1,187      $   1,101

Nonperforming Loans to Total Loans                      2.39%          0.98%
Allowance for Loan Losses to Nonperforming Loans       42.32%         99.10%
Nonperforming Assets to Total Assets                    1.63%          0.66%
Allowance for Loan Losses to Nonperforming Assets      37.79%         87.31%

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

     The following table presents information concerning the allowance and provision for loan losses.

                                             -------------    -------------
                                                June 30,        June 30,
                                                  1997            1996
                                             -------------    -------------
Balance, Beginning of Period                      $  1,101         $  1,158
Provision Charged to Operations                        169              207
Loans Charged off                                      102              228
Recoveries of Loans Previously Charged off              19                4
                                             -------------    -------------
Balance, End  of Period                              1,187            1,141
Total Loans, End of Period                        $117,595         $113,783
Allowance for Loans Losses to
 Loans, End of Period                                 1.01%            1.00%

-----------------------------------------------------------------------------

LIQUIDITY

     Liquidity is measured by various ratios, the most common being the liquidity ratio of cash, time deposits in other banks, federal funds sold, and unpledged investment securities as a percentage of total deposits. At June 30, 1997, this ratio was 31.8%.

     In the area of interest rate sensitivity management focuses on reducing the impact movements in interest rates would have on interest income and the economic value of the Company. The Company believes that keeping overall risk at a low level achieves optimal performance. The objective is to control risks and produce consistent, high quality earnings independent of fluctuating interest rates. The Board of Directors and the Board Asset / Liability Committee ("ALCO") oversees the establishment of appropriate internal controls which are designed to ensure that implementation of the Asset / Liability strategies remain consistent with Asset / Liability Management Policy objectives. The ALCO consists of all Senior Management and is charged with implementing these strategies.

     A major tool used by this Committee and the Board ALCO is the ALX Asset / Liability computer model. This model, which is run quarterly, measures a number of risks, including liquidity risk, capital adequacy risk, interest rate risk and market risk. The model analyzes the mix and repricing characteristics of interest rate sensitive assets and liabilities using multipliers (the degree interest rates change when the federal funds rate changes) and lags (the time it takes rates to change after the federal funds rate changes). The model simulates the effects on net interest income and market risk when the federal funds rate changes. The ALCO committee then uses this information, in conjunction with, current and projected economic conditions and the outlook for interest rates to set loan strategies, investment strategies and funding strategies, which include loan and deposit pricing, volume and mix of each asset and liability category and proposed changes to the maturity distribution of assets and liabilities. The Asset /
Liability policy states that the Bank will monitor and limit interest rate risk as follows:

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

     At June 30, 1997, the "ALX" model showed the Bank was moderately liability sensitive with a NII exposure of -$60,000 or -0.7% for a 1% increase in the federal funds rate and a -$460,000 or -5.7% exposure in NII for 2% increase. Both of these figures are within policy.

     At June 30, 1997, market risk, as measured by the model, for a 3% increase in market rates, was -17.17% of equity capital, within policy, and the market risk adjusted leverage and risk based capital ratios were 5.76% and 11.73%, respectively, also within policy.

     When the Company is liability sensitive, as it was at June 30, 1997, management discontinues or limits the use of longer lagging indexes such as the 11th District Cost of Funds (COFI) for loan pricing and switchs to more market sensitive indexes. In the security portfolio, the Company switchs from fixed rate investments, as well as investments tied to lagging indexes, to short term securities and/or to securities tied to more market sensitive indexes. The Bank will also use interest rate swaps, when appropriate, to reposition the Bank's interest rate risk.

EQUITY

     The Company and the Bank are each subject to various regulatory Capital requirements administered by federal banking agencies.

Company:
     As a result of the $805,000 earned in first half of 1997, combined with the $943,000 increase in capital raised through the issuance of common stock pursuant to the exercise of employee stock options and the conversion of debentures, and the payment of $306,000 in dividends, the Company had the following capital levels and ratios. The following table also includes the regulatory minimums for capital adequacy purposes:

                                                           For Capital
                                  Actual               Adequacy Purposes
                            -------------------      ---------------------
                                                        Minimum  Minimum
                              Amount    Ratio           Amount      Ratio
                               (000)                    (000)
                            -------------------        ---------------------
Total Capital
  (to risk weighted assets) $ 18,505    13.72%           $10,787     8.0%
Tier One Capital
  (to risk weighted assets) $ 14,565    10.80%           $ 5,393     4.0%
Tier One Capital
  (to average assets)       $ 14,565     7.68%           $ 7,583     4.0%

Risk Weighted Assets        $134,833
Average Assets              $189,575

-----------------------------------------------------------------------------

Bank:
     As a result of the $827,000 earned in first half of 1997 and the payment of $300,000 in dividends, the Bank had the following capital levels and ratios.
The following table also includes the regulatory minimums for capital adequacy purposes and regulatory minimums to be categorized as "Well Capitalized" under prompt corrective action provisions:

                                                                  To be Categorized as
                                                                 Well Capitalized Under
                                                For Capital        Prompt Corrective
                                  Actual    Adequacy Purposes    Action Provisions
                            ----------------  -----------------  ----------------------
                                              Minimum   Minimum   Minimum     Minimum
                             Amount   Ratio    Amount    Ratio    Amount        Ratio
                              (000)             (000)              (000)
                            ----------------  -----------------  ----------------------
Total Capital
  (to risk weighted assets) $ 18,048  13.41%  $10,768     8.0%    $13,460      10.0%
Tier One Capital
  (to risk weighted assets) $ 13,193   9.80%  $ 5,384     4.0%    $ 8,076       6.0%
Tier One Capital
  (to average assets)       $ 13,193   6.97%  $ 7,568     4.0%    $ 9,460       5.0%

Risk Weighted Assets        $134,601
Average Assets              $189,208

------------------------------------------------------------------------------

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of Shareholders of California Community Bancshares Corporation was held on Thursday, May 15, 1997, Shareholders of the Company approved the slate of directors as proposed, and the ratification of Deloitte & Touche LLP as independent public accountants for the Company. Results of the election are presented in Exhibit 23.

ITEM 5 - OTHER INFORMATION

     NONE

ITEM 6 - EXHIBITS AND REPORTS OF FORM 8-K

   A)   Exhibits

           11 Statement regarding computation of per share earning. 23 Annual Meeting of Shareholders Report
           27  Financial Data Schedule under Article 9

   B)    Reports on Form 8-K

           No Form 8-K's were filed by the Company during the quarter ending June 30, 1997.

                           SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     CALIFORNIA COMMUNITY
                                     BANCSHARES CORPORATION




                                     ----------------------------
Date                                 /s/ Walter O.  Sunderman
      ------------------             ----------------------------
                                     Walter O.  Sunderman
                                     President and
                                     Chief Executive Officer




                                     ----------------------------
Date                                 /s/ ANDREW S.  POPOVICH
      ------------------             ----------------------------
                                     Andrew S. Popovich
                                     Executive Vice President and
                                     Chief Administrative Officer



               SECURITIES AND EXCHANGE COMMISSION


                     Washington, D.C. 20549


                           __________


                            Exhibits


                               to


                         FORM 10 - QSB



                        QUARTERLY REPORT


                             UNDER


                    SECTION 13 OR 15(D) OF


              THE SECURITIES EXCHANGE ACT OF 1934


                           __________



          CALIFORNIA COMMUNITY BANCSHARES CORPORATION





EXHIBIT 11 - STATEMENT RE COMPUTATIONS OF PER SHARE EARNINGS
(Unaudited)(In Thousands, Except Earnings per Share)

                              ---------------------      ---------------------
                              For the Three Months       For the Six Months
                                 Ended June 30,            Ended June 30,
                              ---------------------      ---------------------
                                 1997       1996            1997        1996
                              ---------   ---------      ---------   ---------
Weighted Average Shares
 Used to Compute Common
 and Equivalent Shares:

Primary                       1,125,729   1,013,593      1,089,476   1,008,866

Fully Diluted                 1,341,651   1,319,731      1,341,554   1,318,081
                              =========   =========      =========   =========

Net Income Used in the
 Computation of Income
 per Common Share:

Net Income, as Reported
 Used to Compute Primary
 Income per Share             $     441   $     385      $     805   $     747
                              =========   =========      =========   =========

Adjustment for after Tax
 Effect of Interest Paid
 on Convertible Debentures           32          45             74          91
                              ---------   ---------      ---------   ---------

Net Income, as Adjusted Used
 to Compute Fully Diluted
 Income per Share             $     473   $     430      $     879   $     838
                              =========   =========      =========   =========

Income per Common and
 Equivalent Share:

Primary                      $    0.39   $    0.38      $    0.74   $    0.74

Fully Diluted                $    0.35   $    0.33      $    0.66   $    0.64
                             =========   =========      =========   =========



EXHIBIT 23 - ANNUAL MEETING OF SHAREHOLDERS REPORT

                 ANNUAL MEETING OF SHAREHOLDERS
                          MAY 15, 1997


TOTAL SHARES OUTSTANDING:    1,000,150
                             -----------

TOTAL SHARES VOTING:         733,420.809
                             -----------

BY PROXY:                    733,420.809
                             -----------

IN PERSON:                        0
                             -----------

PERCENTAGE OF SHARES VOTED:    73.33%
                             -----------


1.   TO ELECT DIRECTORS AS STATED IN THE PROXY STATEMENT

                         FOR        AUTHORITY WITHHELD      TOTAL

Dorce L. Daniel      732,252.809        1,168            733,420.809
                     ------------   ------------------   ------------
William J. Hennig    731,337.809        2,083            733,420.809
                     ------------   ------------------   ------------
Bernard E. Moore     700,012.809       33,408            733,420.809
                     ------------   ------------------   ------------
Melvin M. Norman     732,106.809        1,314            733,420.809
                     ------------   ------------------   ------------
Stephen R. Schwimer  732,252.809        1,168            733,420.809
                     ------------   ------------------   ------------
Donald E. Sheahan    729,852.809        3,568            733,420.809
                     ------------   ------------------   ------------
Gary E. Stein        732,142.787        1,278.022        733,420.809
                     ------------   ------------------   ------------
Walter O. Sunderman  701,497.809       31,923            733,420.809
                     ------------   ------------------   ------------
John C. Usnick       731,337.809        2,083            733,420.809
                     ------------   ------------------   ------------


2.   RATIFICATION OF DELOITTE & TOUCHE LLP

               FOR        AGAINST      ABSTAIN    TOTAL

            725,673.809      0          7,747    733,420.809
            -----------   -------     --------   -----------


                                           PERCENT

TOTAL SHARES VOTING BY PROXY:    733,420.809     100%
                                 ------------   -------
TOTAL SHARES VOTING IN PERSON:       0
                                 ------------   -------
TOTAL VOTES CAST:                733,420.809     100%
                                 ------------   -------