Form 10QSB
period 1997-09-30
CALIFORNIA COMMUNITY BANCSHARES CORP
filed 1997-11-12
CIK 1009325

                                    FORM 10-QSB

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the period ending    SEPTEMBER 30, 1997
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


APPLICABLE ONLY TO CORPORATE ISSUERS:

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,096,164


Transitional Small Business Disclosure Format (check one):
YES [   ] NO [ X ]

                                   INDEX
          CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION                                             3

 Item 1 - Financial Statements                                             3

   Condensed Consolidated Balance Sheets                                   3
   Condensed Consolidated Statements of Income                             4
   Condensed Statements of Cash Flows                                      5
   Condensed Consolidated Statement of Changes in Shareholders' Equity     6
   Notes to Condensed Consolidated Financial Statements                    7

 Item 2 - Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                         8

   Overview                                                                9
   Condensed Comparative Income Statement                                 10
   Net Interest Income / Net Interest Margin                              11
   Analysis of Changes in Net Interest Margin on Average
      Earning Assets                                                      14
   Analysis of Volume and Rate Changes on Net Interest Income
      and Expense                                                         18
   Provision for Loan Losses                                              19
   Non Interest Income                                                    20
   Non Interest Expense                                                   20
   Provision for Income Taxes and Net Income                              21
   Loans                                                                  21
   Securities                                                             22
   Nonperforming Assets                                                   22
   Allowance for Loan Losses                                              24
   Liquidity                                                              24
   Equity                                                                 26

PART II - OTHER INFORMATION                                               27

 Item 1 - Legal Proceedings                                               27
 Item 2 - Changes in Securities                                           27
 Item 3 - Defaults Upon Senior Securities                                 27
 Item 4 - Submission of Matters to a Vote of Security Holders             27
 Item 5 - Other Information                                               27
 Item 6 - Exhibits and Reports of Form 8-K                                27

SIGNATURES                                                                28

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
California Community Bancshares Corporation
(In Thousands, except share information)(Unaudited)
                                                 --------   --------
ASSETS                                           09/30/97   12/31/96
                                                 --------   --------
Cash and due from banks                          $ 11,519   $ 10,825
Federal funds sold                                      0      6,115
                                                 --------   --------
Total cash and cash equivalents                    11,519     16,940

Available for sale securities, at fair value       51,161     52,569
Loans receivable:                                 121,141    113,625
 Less:  Allowance for loan losses                   1,220      1,101
        Deferred loan fees                            511        599
                                                 --------   --------
Net loans receivable                              119,410    111,925
Premises and equipment, net of accumulated depr.    2,154      2,284
Investments in real estate development              4,401      4,483
Other real estate owned                               196        150
Goodwill                                              513        540
Accrued interest receivable and other assets        2,889      2,938
                                                 --------   --------
TOTAL ASSETS                                     $192,243   $191,829
                                                 ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Non interest bearing                            $ 29,646   $ 26,882
 Interest bearing:
  Transaction                                      23,268     21,467
  Savings                                          58,652     61,298
  Time:
    $100,000 or more                               21,536     20,881
    Other time                                     37,322     39,815
                                                 --------   --------
Total deposits                                    170,424    170,343
Repurchase agreements                                 324        992
Other borrowed funds                                2,650      2,650
Accrued interest payable and other liabilities        896        785
Convertible subordinated debentures                 2,503      3,690
                                                 --------   --------
TOTAL LIABILITIES                                $176,797   $178,460

SHAREHOLDERS' EQUITY
Preferred Stock, no par value, Series A,
  authorized 1,000,000 shares; none outstanding         0          0
Common stock, $.10 par value, authorized
  4,000,000 shares; Outstanding, 1,096,164 at
  Sept 30, 1997 and 994,519 at December 31, 1996   12,339     11,135
Retained earnings                                   3,296      2,510
Unrealized loss on available for sale
  securities (net of tax)                        (    189)  (    276)
                                                 --------   --------
TOTAL SHAREHOLDERS' EQUITY                         15,446     13,369
                                                 --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $192,243   $191,829
                                                 ========   ========
-----------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
California Community Bancshares Corporation
(In Thousands, except share information)(Unaudited)
                                       ---------------------    ---------------------
                                       For the Three Months     For the Nine months
                                          Ended Sept 30,           Ended Sept 30,
                                       ---------------------    ---------------------
                                         1997        1996         1997       1996
                                       ---------   ---------    ---------   ---------
INTEREST INCOME:
 Loans and Loan Fees                   $   2,836   $   2,702    $   8,181   $   8,044
  Securities:
   Taxable                                   714         462        2,148       1,205
   Exempt from Federal Tax                    59          87          179         273
 Federal Funds Sold                           23          19           92          73
                                       ---------   ---------    ---------   ---------
 Total Interest Income                 $   3,632   $   3,270    $  10,600   $   9,595

INTEREST EXPENSE:
 Time Deposits $100,000 or More        $     288   $     263    $     858   $     759
 Other Deposits                            1,124         948        3,360       2,783
 Federal Funds and Repurchase
  Agreements Purchased                        10          13           25          41
 Other Borrowed Funds                         59          55          167          92
 Convertible Subordinated Debentures          45          78          173         234
                                       ---------   ---------    ---------   ---------
 Total Interest Expense                    1,526       1,357        4,583       3,909
                                       ---------   ---------    ---------   ---------
NET INTEREST INCOME                        2,106       1,913        6,017       5,686
PROVISION FOR LOAN LOSSES                     75          69          244         276
                                       ---------   ---------    ---------   ---------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                 2,031       1,844        5,773       5,410
                                       ---------   ---------    ---------   ---------
NON INTEREST INCOME:
 Service Charges on Deposit Accounts         227         222          663         623
 Net Gain on Sale of AFS Securities            0           5           42           8
 Other Fees and Charges                      134          90          324         407
 Income from Real Estate Development         131         130          395         390
                                       ---------   ---------    ---------   ---------
 Total Non Interest Income                   492         447        1,424       1,428
                                       ---------   ---------    ---------   ---------
NON INTEREST EXPENSES:
 Salaries and Employee Benefits              883         787        2,528       2,436
 Occupancy                                   368         333        1,093       1,010
 Other Expense                               481         452        1,367       1,330
 Real Estate Development Expenses             78          76          226         215
                                       ---------   ---------    ---------   ---------
 Total Non Interest Expenses               1,810       1,648        5,214       4,991
                                       ---------   ---------    ---------   ---------
INCOME BEFORE PROVISION FOR INCOME TAXES     713         643        1,983       1,847
PROVISION FOR INCOME TAXES                   264         254          729         711
                                       ---------   ---------    ---------   ---------
NET INCOME                             $     449   $     389    $   1,254   $   1,136
                                       =========   =========    =========   =========
NET INCOME PER COMMON AND
EQUIVALENT SHARE:
 Primary                               $    0.38   $    0.38    $    1.12   $    1.12
                                       =========   =========    =========   =========
 Fully Diluted                         $    0.35   $    0.33    $    1.00   $    0.96
                                       =========   =========    =========   =========
Weighted Average Shares Used to
 Compute Income Per Common and
 Equivalent Shares:
  Primary                              1,169,240   1,025,539    1,116,276   1,013,305
  Fully Diluted                        1,365,554   1,326,715    1,349,767   1,319,841
---------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED STATEMENTS OF CASH FLOWS
California Community Bancshares Corporation (In Thousands)(Unaudited)
                                                     -----------------------
                                                         Nine Months Ended
                                                           September 30,
                                                     -----------------------
                                                       1997           1996
                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $  1,254       $  1,136
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation and Amortization                          598            476
   Provision for Loan Losses                              244            276
   Net Gain on the Sale of Available
    for Sale Securities                              (     42)      (      8)
   Gain on the Sale of Premises and Equipment        (      6)      (      7)
   Effect of Changes in:
    Interest Receivable and Other Assets and Goodwill(     11)      (     79)
    Interest Payable and Other Liabilities                111       (     79)
                                                     --------       --------
Net Cash Provided by Operating Activities               2,148          1,715
                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of Available for Sale Securities          ( 12,380)      (  8,621)
 Proceeds from Sales of Available for Sale Securities   6,015              0
 Proceeds from Maturities, Calls or Repayments of
  Available for Sale Securities                         7,734          2,598
 Net Change in Loans Receivable                      (  7,729)      (  3,260)
 Change in Other Real Estate Owned                   (     46)            32
 Purchases of Premises and Equipment                 (    222)      (    338)
 Proceeds from Sales of Premises and Equipment             14             14
 Change in Investments in Real Estate Development    (      4)             7
                                                     --------       --------
Net Cash Used in Investing Activities                (  6,618)      (  9,568)
                                                     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Change in Deposits:
  Non-interest Bearing                                  2,764          2,998
  Interest-bearing                                   (  2,683)         4,278
 Net Change in Repurchase Agreements                 (    668)           425
 Net Change in Other Borrowed Funds                         0          2,650
 Cash Dividends Paid                                 (    468)       (   414)
 Cash Proceeds from Stock Options Exercised               104             14
                                                     --------       --------
Net Cash Provided (Used) by Financing Activities     (    951)         9,951
                                                     --------       --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS          (  5,421)         2,098
CASH AND CASH EQUIVALENTS:
 Beginning of Period                                   16,940         11,261
                                                     --------       --------
 End of Period                                       $ 11,519       $ 13,359
                                                     ========       ========
ADDITIONAL INFORMATION:
 Common stock issued on conversion of debentures
  net of debenture offering costs of $70,000 and
  $13,000 in 1997 and 1996.                          $  1,100       $    160
                                                     ========       ========
 Transfer of foreclosed loans from loans receivable
  to other real estate owned                         $    263       $      0
                                                     ========       ========
 Cash Payments
  Income Tax Payments                                $    793       $    513
                                                     ========       ========
  Interest Payments                                  $  4,596       $  4,010
                                                     ========       ========
-----------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF IN CHANGES IN SHAREHOLDERS' EQUITY
California Community Bancshares Corporation
(In Thousands, Except Number of Shares)(Unaudited)
                        ------------------------------------------------------
                           Common Stock                  Unrealized
                        --------------------             Loss on
                                                         Investment
                        Number of                        Available    Share -
                        Shares                Retained   For Sale     holders'
                        Outstanding  Amount   Earnings   Securities   Equity
                        -----------  -------  --------   ----------   -------
Balance at
 December 31, 1996          994,519  $11,135  $  2,510   ($     276)  $13,369

 Stock Options Exercised      4,622       50                               50
 Common Stock issued on
  Conversion of Debentures    1,176       14                               14
 Cash Dividend
    on Common Stock                           (    150)               (   150)
 Net Change in Unrealized
    Loss - On available
    for sale securities                                  (      134)  (   134)
 Net Income,
                                                   364                    364
                        -----------  -------   -------   ----------   -------
 Balance at
   March 31, 1997         1,000,317  $11,199   $ 2,724   ($     410)  $13,513
                        ===========  =======   =======   ==========   =======

 Stock Options Exercised      2,928       26                               26
 Common Stock issued on
  Conversion of Debentures   72,312      853                              853
 Cash Dividend
    on Common Stock                           (    156)               (   156)
 Net Change in Unrealized
    Loss - On available
    for sale securities                                          98        98
 Net Income,                                       441                    441
                        -----------  -------   -------   ----------   -------
 Balance at
   June 30, 1997          1,075,557  $12,078   $ 3,009   ($     312)  $14,775
                        ===========  =======   =======   ==========   =======

 Stock Options Exercised      1,000       28                               28
 Common Stock issued on
  Conversion of Debentures   19,607      233                              233
 Cash Dividend
    on Common Stock                           (    162)               (   162)
 Net Change in Unrealized
    Loss - On available
    for sale securities                                         123       123
 Net Income,                                       449                    449
                        -----------  -------   -------   ----------   -------
 Balance at
   Sept 30, 1997          1,096,164  $12,339   $ 3,296   ($     189)  $15,446
                        ===========  =======   =======   ==========   =======
------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of California Community Bancshares Corporation (the "Company") include the accounts of the Company and its subsidiary Bank, Continental Pacific Bank. Significant inter company items and transactions have been eliminated. Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and, in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading.
 For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and at that time will restate earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

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

     If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.41 and $.38 for the quarters ended September 30, 1997 and 1996 and $1.19 and $1.16 for the nine months ended September 30, 1997 and 1996. Diluted EPS under SFAS
128 would not have been significantly different from fully diluted EPS currently reported for the periods.

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

OVERVIEW

     The Company posted record earnings for the three and nine month periods ended September 30, 1997. Net income for the three months ended September 30, 1997 was $449,000, up 15.4% from the $389,000 posted in the third quarter of 1996. Fully diluted quarterly earnings per share increased to $.35 from $.33 recorded in the same period last year. Net income for the nine months ended September 30, 1997, was $1,254,000, up 10.4% from the $1,136,000 reported for the same period in the prior year. Year to date fully diluted earnings per share increased to $1.00 from $.96 for the prior period.

     In the third quarter of 1997, both net interest income and non interest income increased 10.1%, improving by $193,000 and $45,000, respectively. These improvements were offset by a $162,000 or a 9.8% increase in non interest expense.

     In the first nine months of 1997, net income was improved by a $331,000 or a 5.8% increase in net interest income offset by a $4,000 (less than a 1.0%) decline in non interest income and a $223,000 or a 4.5% increase in non interest expense.

     Assets of the Company totalled $192.2 million at September 30, 1997, a $.4 million increase over the 1996 end of year figure. Loans increased $7.5 million, while investments declined $1.4 million and cash and cash equivalents declined $5.4 million. On the liabilities side of the ledger, total borrowings declined by $1.9 million, while shareholders equity increased by $2.1 million. During this period $1.2 million of convertible subordinated debentures were converted to common stock.

     Return on Average Assets (ROA) was .93% and Return on Average Equity (ROE) was 11.98% in the third quarter of 1997. For the same quarter in 1996, these ratios were .93% and 12.22%, respectively. At September 30, 1997, the Company had a leverage capital ratio of 7.90%, a Tier 1 risk based capital ratio of 10.98% and a total risk-based capital ratio of 13.68%. These compare to 7.04%, 9.92% and 13.55%, respectively at December 31, 1996.

     ROA was .88% and ROE was 11.79% in the first nine months of 1997. For the same period in 1996, these ratios were .93% and 12.03%, respectively.

     The following tables provide a summary of the major elements of income and expense for the third quarter of 1997 compared with the third quarter of 1996 as well as 1997 year to date income components compared to 1996 year to date figures.

CONDENSED COMPARATIVE INCOME STATEMENT
California Community Bancshares Corporation
(In Thousands, Except Earnings per Common and Equivalent Share)
                                 ------------------      -------------------
                                    Three Months          Percentage Change
                                   Ended Sept 30,        Increase (Decrease)
                                 ------------------      -------------------
                                  1997        1996
                                 ------      ------
Interest Income                  $3,632      $3,270             11.1%
Interest Expense                  1,526       1,357             12.5
                                 ------      ------
Net Interest Income               2,106       1,913             10.1
Provision for Loan Losses            75          69              8.7
                                 ------      ------
 Net Interest Income after
  Provision for Loan Losses       2,031       1,844             10.1
Non Interest Income                 492         447             10.1
Non Interest Expenses             1,810       1,648              9.8
                                 ------      ------
Income Before Income Taxes          713         643             10.9
 Provision for Income Taxes         264         254              3.9
                                 ------      ------
 Net Income                      $  449      $  389             15.4%
                                 ======      ======
Primary Earnings per Common
 and Equivalent Share            $ 0.38      $ 0.38              0.0%
Fully Diluted Earnings per
 Common and Equivalent Share     $ 0.35      $ 0.33              6.1%
-----------------------------------------------------------------------------

CONDENSED COMPARATIVE INCOME STATEMENT
California Community Bancshares Corporation
(In Thousands, Except Earnings per Common and Equivalent Share)
                                 ------------------      -------------------
                                    Nine Months           Percentage Change
                                   Ended Sept 30,        Increase (Decrease)
                                 ------------------      -------------------
                                  1997        1996
                                 -------     ------
Interest Income                  $10,600     $9,595             10.5%
Interest Expense                   4,583      3,909             17.2
                                 -------     ------
Net Interest Income                6,017      5,686              5.8
Provision for Loan Losses            244        276            (11.6)
                                 -------     ------
 Net Interest Income after
  Provision for Loan Losses        5,773      5,410              6.7
Non Interest Income                1,424      1,428            ( 0.3)
Non Interest Expenses              5,214      4,991              4.5
                                 -------     ------
Income Before Income Taxes         1,983      1,847              7.4
 Provision for Income Taxes          729        711              2.5
                                 -------     ------
 Net Income                      $ 1,254     $1,136             10.4%
                                 =======     ======
Primary Earnings per Common
 and Equivalent Share            $  1.12     $ 1.12              0.0%
Fully Diluted Earnings per
 Common and Equivalent Share     $  1.00     $ 0.96              4.2%
-----------------------------------------------------------------------------

NET INTEREST INCOME / NET INTEREST MARGIN

     Net interest income represents the excess of interest and fees earned on interest-earning assets over interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average interest earning assets. Net interest income comprises the major portions of the Company's revenues and expenses.

     In the quarter ended September 30, 1997, interest income increased $362,000 or 11.1% to $3,632,000 from the $3,270,000 reported in the same period last year. Increased average total securities balances and average loan balances were the main factors contributing to this increase as average rates earned on total securities and loans each declined by approximately 9 basis points. Average total securities were $15.8 million or 42% higher than the average in the same period a year ago resulting in a $242,000 increase in interest income. Slight changes in rates earned on securities reduced interest income by $14,000. In the most recent quarter total securities (taxable securities, securities exempt from federal tax and federal funds sold) averaged $54.0 million compared to $38.1 million in the year ago period. Net loan balances averaged $118.6 million in the third quarter of 1997, $6.4 million higher than average loan balances of $112.2 in the third quarter of 1996. Increased loan volume contributed an additional $160,000 in interest income. This increase in interest income was offset by a 9 basis point reduction in the rate earned on loans, declining from 9.58% in the third quarter of 1996 to 9.49% in the current quarter. This lower rate reduced interest income by $26,000.

     In the third quarter of 1997, interest expense increased by $169,000 or 12.5% to $1,526,000 from the $1,357,000 recorded in same period last year, as average interest-bearing liabilities increased by $17.9 million. Interest paid on time deposits increased by $162,000 or 26% as average time deposit balances increased by $11.0 million and average interest rates paid increased from 5.09% in the third quarter of 1996 to 5.22% in the current quarter. While higher rates paid on time deposits increased interest expense by $17,000, the higher volume accounted for an increase of $145,000. Average savings deposits and money market account balances increased by $4.0 million in the third quarter of 1997 compared to the figures in the same period last year while the rate paid declined by 6 basis points to 3.76%. This increase in average balances offset partially by lower rates paid on these accounts accounted for a net increase of $29,000 in interest expense. A $1.2 million reduction in average convertible subordinated debentures reduced interest expense by $33,000. Changes in volume and rates paid in all other categories accounted for $11,000 net increase in interest expense. Changes in average balances within these categories were mixed, lower cost NOW accounts and Federal Funds purchased increased by $4.4 million and $.3 million respectively while security repurchase agreements declined by $.7 million.

     The combined effect of the increase in interest income and the increase in interest expense in the third quarter of 1997 versus the third quarter of 1996 was a $193,000 increase in net interest income which totalled $2,106,000 for the current quarter.
Increased volume, which improved net interest income by $230,000, was offset by a $37,000 reduction due to rate changes. The net interest margin decreased 22 basis points from 5.06% to 4.84%.

     In the nine months ended September 30, 1997, interest income increased $1,005,000 or 10.5% to $10,600,000 from the $9,595,000 for the same period last year. Increased average total securities balances and average loan balances were the major factors contributing to this increase somewhat offset by lower rates earned on loans, while average rates earned on total securities remained consistent. Average total securities were $19.7 million or 56% higher than the average for the same period in the prior year resulting in a $880,000 increase in interest income. Slight changes in rates earned on these securities reduced interest income by $12,000. Year to date, 1997, total securities (taxable securities, securities exempt from federal tax and federal funds sold) averaged $54.7 million compared to $35.0 million in the year ago period. Average net loan balances were $115.8 million in the first nine months of 1997, $5.0 million higher than average loan balances of $110.8 million in the first nine months of 1996. This increased loan volume contributed $229,000 in additional interest income but was offset by a 25 basis point reduction in the average rate earned on loans. Average loan yields declined from 9.70% in the first nine months of 1996 to 9.45% in the first nine months of 1997 reducing interest income by $92,000.

     In the first nine months of 1997, interest expense increased by $674,000 or 17.2% to $4,583,000 from the $3,909,000 obtained in the same period last year as average interest-bearing liabilities increased by $21.5 million. Interest paid on time deposits increased by $537,000 or 30% as average time deposit balances increased by $13.3 million and average interest rates paid increased from 5.14% to 5.21%. The increased volume in time deposits contributed $526,000 in additional interest expense, while the increased rates contributed $11,000. Average savings and monthly market account balances also increased in the first nine months of 1997 compared to the same period last year rising by $4.5 million, while the rate paid fell by 3 basis points to 3.76%. The increase in average savings balances resulted in a $110,000 increase in interest expense. Average NOW accounts and total average borrowings increased $4.0 million and $0.6 million, respectively over the prior period's average. These increased volumes increased interest expense $33,000 and $54,000, respectively, while changes in the average rates paid resulted in another $1,000. Due to the timing of the $1,187,000 in convertible subordinated debentures that converted to common stock in the first nine months of 1997, interest expense on debentures declined by $61,000.

     The combined effect of the increase in interest income and the increase in interest expense in the first nine months of 1997 versus the first nine months of 1996 resulted in an increase of $331,000 in net interest income totalling $6,017,000. Overall increased volume improved net interest income by $440,000 while net rate changes reduced net interest income by $109,000. The net interest margin decreased 49 basis points from 5.21% to 4.72%.

     The following tables provide summaries of the components of interest income, interest expense and net interest margins on earning assets for the three months and nine months ended September 30, 1997 versus the same periods in 1996.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN ON AVERAGE EARNINGS ASSETS
California Community Bancshares Corporation
(In Thousands)
                                           Three Months Ended September 30,
                              -----------------------------------------------------
                                        1997                         1996
                              ------------------------    -------------------------
                                         Int.    Avg.                Int.    Avg.
                               Average   Earned  Yield     Average   Earned  Yield
                              Balance<F1>/Paid   /Rate    Balance<F1>/Paid   /Rate
                              --------   ------  -----    --------   ------  -----
ASSETS:
INTEREST EARNING ASSETS
Federal Funds Sold            $  1,679   $   23   5.43%   $  1,511   $   19   5.00%
Investment Securities:
  Taxable <F2>                  47,688      714   5.94      30,169      462   6.09
  Exempt From Federal Taxes<F3>  4,597       59   5.09       6,427       87   5.39
Loans, Net <F4><F5>            118,595    2,836   9.49     112,210    2,702   9.58
                              --------   ------  -----    --------   ------  -----
Total Interest Earning Assets  172,559    3,632   8.35     150,317    3,270   8.65
Cash and Due from Banks          9,567                       8,576
Premises and Equipment, net      2,218                       2,106
Investment in Real Estate
 Development                     4,415                       4,526
Accrued Interest Receivable
 and Other Assets                3,171                       1,778
                              --------                    --------
TOTAL AVERAGE ASSETS          $191,930                    $167,303
                              ========                    ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
Interest-Bearing NOW Accounts   24,097       74   1.22      19,667       64   1.29
Savings Deposits and MMDA       19,895      121   2.41      17,768      101   2.26
Money Management                39,031      436   4.44      37,176      427   4.57
Time Deposits                   38,064      493   5.14      28,458      356   4.98
Time Deposits over $100,000     21,296      288   5.37      19,899      263   5.26
Federal Funds Purchased            344        6   6.91          22        0   0.00
Security Repurchase Agreements     330        4   4.80       1,027       13   5.04
Other Borrowed Funds             2,650       59   8.83       2,650       55   8.26
Convertible Subordinated
 Debentures                      2,690       45   6.64       3,858       78   8.04
                              --------   ------  -----    --------   ------  -----
Total Average Interest-
 Bearing Liabilities           148,397    1,526   4.08     130,525    1,357   4.14
Non interest-Bearing DDA's      27,675                      23,722
Accrued Interest Payable and
 Other Liabilities                 886                         334
                              --------   ------  -----    --------   ------  -----
Total Average Liabilities     $176,958   $1,526   3.42%   $154,581   $1,357   3.49%
                              ========                    ========
Total Equity                    14,972                      12,722
Total Average Liabilities and
 Shareholders' Equity          191,930                     167,303
Net Interest Spread <F6>                          4.27%                       4.51%
Net Interest Income                      $2,106                      $1,913
Net Interest Margin <F7>                   4.84%                       5.06%
-----------------------------------------------------------------------------

<F1> Average balances are computed principally on the basis of daily balances.

<F2>   The taxable securities yield is computed by dividing interest income (annualized on an actual day basis) by average historical cost.

<F3> The tax equivalent yield on investment securities exempt from federal taxes was 7.39% and 7.83% in 1997 and 1996. The tax equivalent yield is calculated by dividing the adjusted yield by one minus the Federal Tax rate. The adjusted yield is determined by subtracting the Tefra penalty from the unadjusted tax exempt investment yield. The unadjusted tax exempt investment yield is computed by dividing tax exempt interest income by their average historical cost. The Tefra penalty is computed by dividing total interest expense (annualized) by average assets and multiplying the result by 20% (Tefra disallowance) and 34% (Federal Tax rate).

<F4> Allowance for loan losses and deferred loan fees are netted from loans receivable which includes nonaccrual loan balances.

<F5> Interest income on loans includes fees on loans of $126,000 in 1997 and $89,000 in 1996.

<F6> Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

<F7> Net interest margin is computed by dividing net interest income by total average interest earning assets.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN ON AVERAGE EARNINGS ASSETS
California Community Bancshares Corporation
(In Thousands)
                                          Nine Months Ended September 30,
                              -----------------------------------------------------
                                         1997                        1996
                              ------------------------    -------------------------
                                         Int.    Avg.                Int.    Avg.
                               Average   Earned  Yield     Average   Earned  Yield
                              Balance<F1>/Paid   /Rate    Balance<F1>/Paid   /Rate
                              --------   ------  -----    --------   ------  -----
ASSETS:
INTEREST EARNING ASSETS
Federal Funds Sold            $  2,465   $   92   4.99%   $  1,935   $   73   5.04%
Investment Securities:
  Taxable <F2>                  47,641    2,148   6.03      26,344    1,205   6.11
  Exempt From Federal Taxes<F3>  4,621      179   5.18       6,745      273   5.41
Loans, Net <F4><F5>            115,775    8,181   9.45     110,805    8,044   9.70
                              --------   ------  -----    --------   ------  -----
Total Interest Earning Assets  170,502   10,600   8.31     145,829    9,595   8.79
Cash and Due from Banks          9,731                       8,561
Premises and Equipment, net      2,272                       2,158
Investment in Real Estate
 Development                     4,441                       4,562
Accrued Interest Receivable
 and Other Assets                2,864                       1,933
                              --------                    --------
TOTAL AVERAGE ASSETS          $189,810                    $163,043
                              ========                    ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
Interest-Bearing NOW Accounts   23,214      215   1.24      19,180      186   1.30
Savings Deposits and MMDA       19,641      354   2.41      17,185      299   2.32
Money Management                39,432    1,307   4.43      37,450    1,252   4.47
Time Deposits                   38,560    1,484   5.15      27,872    1,046   5.01
Time Deposits over $100,000     21,590      858   5.31      19,024      759   5.33
Federal Funds Purchased            243       11   6.06         106        4   5.04
Security Repurchase Agreements     373       14   5.01         980       37   5.04
Other Borrowed Funds             2,650      167   8.43       1,628       92   7.55
Convertible Subordinated
 Debentures                      3,176      173   7.28       3,950      234   7.91
                              --------   ------  -----    --------   ------  -----
Total Average Interest-
 Bearing Liabilities           148,879    4,583   4.12     127,375    3,909   4.10
Non Interest-Bearing DDA's      26,029                      22,889
Accrued Interest Payable and
 Other Liabilities                 743                         188
                              --------   ------  -----    --------   ------  -----
Total Average Liabilities     $175,651   $4,583   3.49%   $150,452   $3,909   3.47%
                              ========                    ========
Total Equity                    14,159                      12,591
Total Average Liabilities and
 Shareholders' Equity          189,810                     163,043
Net Interest Spread <F6>                          4.20%                       4.69%
Net Interest Income                      $6,017                      $5,686
Net Interest Margin <F7>                   4.72%                       5.21%
-----------------------------------------------------------------------------

<F1> Average balances are computed principally on the basis of daily balances.

<F2>   The taxable securities yield is computed by dividing interest income (annualized on an actual day basis) by average historical cost.

<F3> The tax equivalent yield on investment securities exempt from federal taxes was 7.51% and 7.86% in 1997 and 1996. The tax equivalent yield is calculated by dividing the adjusted yield by one minus the Federal Tax rate. The adjusted yield is determined by subtracting the Tefra penalty from the unadjusted tax exempt investment yield. The unadjusted tax exempt investment yield is computed by dividing tax exempt interest income by their average historical cost. The Tefra penalty is computed by dividing total interest expense (annualized) by average assets and multiplying the result by 20% (Tefra disallowance) and 34% (Federal Tax rate).

<F4> Allowance for loan losses and deferred loan fees are netted from loans receivable which includes nonaccrual loan balances.

<F5> Interest income on loans includes fees on loans of $302,000 in 1997 and $344,000 in 1996.

<F6> Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

<F7> Net interest margin is computed by dividing net interest income by total average interest earning assets.


ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSE
California Community Bancshares Corporation
(In Thousands)
                                   -------------------------------------
                                             Three Months Ended
                                        September 30, 1997 over 1996
                                   -------------------------------------
                                   Increase(decrease) Due to Change in:
                                   -------------------------------------
                                   Volume<F3>  Yield/Rate        Total
                                   ------      ----------        -----
Federal Funds Sold                 $    2           $  2         $   4
Taxable Investment Securities         263          (  11)          252
Investment Securities Exempt from
 Federal Taxes                      (  23)         (   5)        (  28)
Loans, Net <F1><F2>                   160          (  26)          134
                                   ------      ----------        -----
Total Interest Income                 402          (  40)          362

Interest-bearing Now Accounts          14          (   4)           10
Savings Deposits and MMDA              13              7            20
Money Management                       21          (  12)            9
Time Deposits                         125             12           137
Time Deposits over $100,000            20              5            25
                                   ------      ----------        -----
Total Interest Expense on Deposits    193              8           201

Federal Funds Purchased                 6              0             6
Security Repurchase Agreements      (   8)         (   1)        (   9)
Other Borrowed Funds                    0              4             4
Convertible Subordinated Debentures (  19)         (  14)        (  33)
                                   ------      ----------        -----
Total Interest Expense                172          (   3)          169
                                   ------      ----------        -----
Net Interest Income                 $ 230         ($  37)        $ 193
                                   ======      ==========        =====
-----------------------------------------------------------------------------

<F1> Nonaccrual loans are included.
<F2> Interest income on loans includes fee income on loans of
     $126,000 in 1997 and $89,000 in 1996.
<F3> Changes not due solely to rate change have been allocated to volume.

                                   -------------------------------------
                                             Nine Months Ended
                                         September 30, 1997 over 1996
                                   -------------------------------------
                                   Increase(decrease) Due to Change in:
                                   -------------------------------------
                                   Volume<F3>  Yield/Rate        Total
                                   ------      ----------        -----
Federal Funds Sold                 $   19          ($  0)         $ 19
Taxable Investment Securities         950          (   7)          943
Investment Securities Exempt from
 Federal Taxes                      (  89)         (   5)        (  94)
Loans, Net <F1><F2>                   229          (  92)          137
                                   ------      ----------        -----
Total Interest Income               1,109          ( 104)        1,005

Interest-bearing Now Accounts          33          (   4)           29
Savings Deposits and MMDA              50              5            55
Money Management                       59          (   4)           55
Time Deposits                         426             12           438
Time Deposits over $100,000           100          (   1)           99
                                   ------      ----------        -----
Total Interest Expense on Deposits    668              8           676

Federal Funds Purchased                 7              0             7
Security Repurchase Agreements      (  23)             0         (  23)
Other Borrowed Funds                   70              5            75
Convertible Subordinated Debentures (  53)         (   8)        (  61)
                                   ------      ----------        -----
Total Interest Expense                669              5           674
                                   ------      ----------        -----
Net Interest Income                 $ 440         ($ 109)        $ 331
                                   ======      ==========        =====
-----------------------------------------------------------------------------

<F1> Nonaccrual loans are included.
<F2> Interest income on loans includes fee income on loans of
     $302,000 in 1997 and $344,000 in 1996.
<F3> Changes not due solely to rate change have been allocated to volume.

PROVISION FOR LOAN LOSSES

     In the third quarter of 1997, the Company provided $75,000 for loan losses versus $69,000 in the same period last year. This provision increased the 1997 year to date provision to $244,000 versus $276,000 for the first nine months of 1996. The year to date provision offset the net loans charged off during the period against the allowance and added $119,000 for growth in outstanding loans balances as well as general economic factors. The allowance for loan losses to loans receivable at September 30, 1997 was 1.01% up from .98% at September 30, 1996. Management's ongoing analysis of the loan portfolio determined that the balance of $1,220,000 in the allowance for loan losses is expected to be adequate to absorb losses inherent in the loan portfolio. The current quarter's $75,000 provision for loan losses deducted from the $2,106,000 net interest income results in net interest income after provision of $2,031,000. This figure divided by average assets is a ratio of 4.23%, slightly above the Company's short term goal of 4.00%.

NON INTEREST INCOME

     Total non interest income in the third quarter of 1997 increased $45,000 or 10.1% from the same period last year and decreased
$4,000 or 0.3% for the first nine months of 1997 from the amount reported for the first nine months of 1996.

     Income from service charges on deposit accounts improved by 2.3% from $222,000 obtained in the third quarter of 1996 to $227,000 in the third quarter of 1997. Gain on sale of available for sale securities declined from $5,000 in the third quarter of 1996 to zero in the third quarter of 1997. Income from real estate development was basically unchanged at $131,000 and $130,000 in the third quarter of 1997 and 1996. Other fees and charges resulted in the majority of the increase in non interest income, increasing by $44,000 from the amount reported in the third quarter 1996. Fee income on the sale of 1-4 family mortgages increased by $10,000 from $18,000 in the third quarter of 1996 to $28,000 in the current quarter. Income from the sale of mutual funds and annuities increased by $18,000 from $16,000 in the third quarter of 1996 to $34,000 in the current period. Numerous other fees, such as fees from the sale of credit card equipment and sale of assets increased by $16,000 resulting in the net increase of $44,000 in other fees and charges. The current quarters non interest income of $492,000 expressed as a ratio of average assets is 1.03%, slightly above the Company's current short term goal of 1.00%.

       Income from services charges on deposit accounts improved from $623,000 in the first nine months of 1996 to $663,000 in the first nine months of 1997. Gain on sale of available securities increased from $8,000 in the first nine months of 1996 to $42,000 in the first nine months of 1997. Income from real estate development was basically unchanged with income of $395,000 and $390,000 in the first nine months of 1997 and 1996, respectively. Significant decreases occurred in other fees and charges. The sale and servicing of SBA loans generated fee income of $105,000 in the first nine months of 1996 versus $22,000 in the current year as the Bank reduced the volume of SBA loan sales, preferring to retain the loans in its portfolio. Fee income on the sale of 1-4 family mortgages decreased by $52,000 from $120,000 in the first nine months of 1996 to $68,000 in the current year to date period.
Income increased by $52,000 in various other fees and services categories resulting in an overall decline in other fees and charges of $83,000 for the first nine months of 1997 compared to the first nine months of 1996.

NON INTEREST EXPENSE

     Non interest expense for the third quarter of 1997 was $1,810,000, $162,000 higher than the $1,648,000 reported in the third quarter of 1996. Salaries and benefits increased $96,000 or 12.2%. Increased bonuses and commissions contributed $63,000 of this increase while normal salary increases and the addition of a new branch contributed $33,000. The new branch and the remodeling of the Company's data processing department increased occupancy cost by $35,000 or 10.5% over the amount reported in the same quarter of 1996. Other expenses in the current quarter were $29,000 higher than the same quarter last year. This increase was mainly due to increase accounting and consulting expenses. Expenses from real estate development were relatively consistent, increasing from $76,000 in the third quarter of 1996 to $78,000 in the current quarter. The current quarters non interest expenses expressed as a ratio to average assets is 3.77%.

     Non interest expense for the first nine months of 1997 was $5,214,000, $223,000 or 4.5% higher than the $4,991,000 expensed in the first nine months of 1996. Salaries and benefits increased by $92,000 while occupancy expense was up $83,000 due to the new Concord branch and the data processing office remodeling. Both other expenses and expenses from real estate development were up slightly, increasing by $37,000 and $11,000 respectively over the figures reported in the prior year period.

PROVISION FOR INCOME TAXES AND NET INCOME

     The Company recorded a $264,000 provision for income taxes in the third quarter of 1997, $10,000 higher than the provision recorded in the same quarter last year. For the first nine months of 1997, the company provided for $729,000 in income taxes versus $711,000 in the first nine months of 1996. Taxes were higher in both periods due to higher earnings as well as lower income from securities exempt from federal tax. The current quarter and year to date effective tax rate was 37.0% and 36.8% versus 39.5% and 38.5% in the same periods last year.

     The $2,031,000 net interest income after provision for loan losses plus non interest income of $492,000 and non interest expense of $1,810,000 resulted in income before provision for income taxes of $713,000 or 1.49% of average assets. This is $70,000 higher than the figure reported in the same period last year. After deducting the provision for income taxes, net income was $449,000 or .93% return on average assets. It is the Company's goal to increase this ratio to 1% as soon as possible.

     Management is not aware of any trends, events or uncertainties that have had or that are reasonably expected to have a material impact on liquidity, capital resources, or revenues or income from continuing operations. The company is also not aware of any current recommendations by any regulatory authority which, if they were implemented, would have such an effect.

LOANS

     At September 30, 1997, total outstanding loan balances were $7.5 million higher than year end 1996 totals. The composition of loans also changed significantly in the first nine months of 1997. Construction and land development loans, equity loans and consumer loans declined by $1.0 million, $0.4 million and $0.4 million, respectively, while loans secured by 1-4 residential properties, loans secured by multi family residential property loans, loans secured by commercial real estate and commercial and industrial loans increased by $1.8 million, $0.5 million, $5.4 million and $1.6 million, respectively. The Bank's largest loan category, real estate mortgage loans constituted 72.4% of total loans outstanding at December 31, 1996 and 74.4% at September 30, 1997. Loan growth is an integral component of improved earnings. A key to increasing net interest income is to increase the loan to deposit ratio and the ratio of loans to total earning assets. At December 31, 1996, these ratios were 66.7% and 65.9%. At the end of the third quarter of 1997, outstanding loans had increased 6.6%, which in turn increased these ratios to 71.1% and 70.3%.

SECURITIES

     At September 30, 1997, available for sale securities had a fair market value of $51,161,000 with an amortized cost basis of $51,488,000. This represents a $1.4 million net decrease in the
fair value from the year end 1996 figure.   The portfolio now
consists of approximately $11.0 million U.S. Treasuries, $14.3 million U.S. Agency bonds, $4.7 million in securities issued by states and political subdivisions in the U.S., $20.6 million in mortgage backed securities and $.6 million in Federal Home Loan
Bank stock. Approximately 53% of the debt security portfolio is floating rate, tied to either the 11th District Cost of Funds
Index, the one-year constant maturity treasury index or prime rate. The fixed rate portfolio has an average maturity of 3 1/2 years.
As a result of an approximate .25% decrease in interest rates, the unrealized loss on securities available for sale decreased from $276,000 at December 31, 1996 to $189,000 at September 30, 1997.
Although the tax affected unrealized loss is a component of shareholders' equity, this figure is excluded from the calculation of regulatory capital ratios. The security portfolio is a good source of both liquidity and income.

     At September 30, 1997, the Company did not have any investment securities issued by a single issuer, with an aggregate book value exceeding ten percent of shareholder's equity, other than those issued by the U.S. Government and U. S. Government agencies and corporations.

NONPERFORMING ASSETS

     Total nonperforming assets have increased $1,185,000 since year end and $1,689,000 from a year ago but they have decreased by $555,000 from the quarter ending June 30, 1997. Since year end
1996 nonaccrual loans increased by $881,000, accruing loans past due 90 days or more decreased by $39,000 while restructured loans increased by $297,000. One loan for $922,000 secured by commercial offices property was placed on nonaccrual in the first quarter of 1997, due to the increased vacancy which reduced cash flow. The Bank believes the borrower will be able to fully debt service the loan under the original terms at the time the property becomes approximately 90% occupied. The increase in restructured loans, which also occurred in the first quarter of 1997, consists of three loans to two borrowers each of which is secured by commercial office properties. Once these properties are fully leased, the borrower is expected to be able to fully debt service the loans under the original terms. Also in the third quarter of 1997, the Bank sold two other real estate owned (OREO) properties with carrying value of $217,000 at a loss of $18,000. The Bank also paid off the first lien on one of the remaining two OREO properties increasing the Bank's carrying value by $77,000 to a total of $196,000. Based on the value of these remaining properties the Bank believes it will experience little to no loss when these properties are sold. Non performing assets represent 1.27% of total assets while the ratio of allowance for loan losses to nonperforming loans is 54.22%. Management is working closely with the above-mentioned borrowers to reduce the Bank's risk of loss as well as continuing to make a concerted effort to reduce problem and potential problem loans.

     At September 30, 1997 and December 31, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 was approximately $2,491,000 and $2,648,000. The total allowance for loan losses related to these loans was $475,000 and $278,000, respectively. For the quarter ended September 30, 1997 and December 31, 1996, the average recorded investment in loans for which impairment has been recognized was approximately $2,544,000 and $2,652,000. During the portion of the quarter that the loans were impaired, the Company recognized interest income of approximately $24,000 and $52,000 from cash payments received in 1997 and 1996.

     Additional interest income on impaired loans which would have been recognized if all such loans had been current in accordance with their original terms totalled approximately $35,000 in the third quarter of 1997 and $107,000 for the first nine months of 1997.

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

     The following table presents information concerning the allowance and provision for loan losses:

                                                  -------------   ------------
                                                  September 30     December 31,
                                                       1997           1996
                                                  -------------   ------------
Nonaccrual Loans                                    $    951      $      70
Accruing Loans past Due 90 Days or More                   28             67
Restructured Loans
 (In Compliance with Modified Terms)                   1,271            974
                                                  -------------   ------------
 Total Nonperforming Loans                             2,250          1,111
Other Real Estate Owned                                  196            150
                                                  -------------   ------------
 Total Nonperforming Assets                            2,446          1,261
                                                  =============   ============
Total Loans, End of Period                           121,141        113,625
Total Assets, End of Period                          192,243        191,829
Allowance for Loan Losses                           $  1,220      $   1,101

Nonperforming Loans to Total Loans                      1.86%          0.98%
Allowance for Loan Losses to Nonperforming Loans       54.22%         99.10%
Nonperforming Assets to Total Assets                    1.27%          0.66%
Allowance for Loan Losses to Nonperforming Assets      49.88%         87.31%
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

     The following table presents information concerning the allowance and provision for loan losses.

                                             -------------    -------------
                                             September 30,    September 30,
                                                 1997             1996
                                             -------------    -------------
Balance, Beginning of Period                      $  1,101         $  1,158
Provision Charged to Operations                        244              276
Loans Charged off                                      162              345
Recoveries of Loans Previously Charged off              37               27
                                             -------------    -------------
Balance, End  of Period                              1,220            1,116
Total Loans, End of Period                        $121,141         $113,909
Allowance for Loans Losses to
 Loans, End of Period                                 1.01%            0.98%
-----------------------------------------------------------------------------

LIQUIDITY

     Liquidity is measured by various ratios, the most common being the liquidity ratio of cash, time deposits in other banks, federal funds sold, and unpledged investment securities as a percentage of total deposits. At September 30, 1997, this ratio was 30.1%.

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

     For a 1% change in the federal funds rate, net interest income
(NII) should not change by more than 5%, and for a 2% change in the federal funds rate, NII should not change by more that 10%. The policy further states that the Bank will monitor and limit market risk (in a market where interest rates have risen 3%) to 25% of equity capital while maintaining "well capitalized" leverage and risk based capital ratios.

     At September 30, 1997, the "ALX" model showed the Bank was moderately liability sensitive with a NII exposure of -$103,000 or -1.2% for a 1% increase in the federal funds rate and a -$521,000 or -6.8% exposure in NII for a 2% increase. Both of these figures are within policy.

     At September 30, 1997, market risk for a 3% increase in market rates, as measured by the model, was -11.63% of equity capital, which is within policy. The market risk adjusted leverage and risk based capital ratios were 6.22% and 12.25%, respectively, which are also within policy.

     When the Company is liability sensitive, as it was at September 30, 1997, management discontinues or limits the use of longer lagging indexes such as the 11th District Cost of Funds (COFI) for loan pricing and switchs to more market sensitive indexes. In the securities portfolio, the Company switchs from fixed rate investments, as well as investments tied to lagging indexes, to short term securities and/or to securities tied to more market sensitive indexes. The Bank will also use interest rate swaps, when appropriate, to reposition the Bank's interest rate risk.

EQUITY

     The Company and the Bank are each subject to various regulatory Capital requirements administered by federal banking agencies.

Company:
     As a result of the $1,254,000 earned in first nine months of 1997, combined with the $1,204,000 increase in capital raised through the issuance of common stock pursuant to the exercise of employee stock options and the conversion of debentures, and the payment of $468,000 in dividends, the Company had the following capital levels and ratios. The following table also includes the regulatory minimums for capital adequacy purposes:

                                                           For Capital
                                  Actual               Adequacy Purposes
                            -------------------      ---------------------
                                                        Minimum  Minimum
                              Amount    Ratio           Amount      Ratio
                               (000)                    (000)
                            -------------------      ---------------------
Total Capital
  (to risk weighted assets) $ 18,845    13.68%           $11,019     8.0%
Tier One Capital
  (to risk weighted assets) $ 15,122    10.98%           $ 5,509     4.0%
Tier One Capital
  (to average assets)       $ 15,122     7.90%           $ 7,657     4.0%

Risk Weighted Assets        $137,735
Quarterly Average
  Assets (Adjusted)         $191,417
-----------------------------------------------------------------------------

Bank:
     As a result of the $1,294,000 earned in first nine months of 1997 and the payment of $450,000 in dividends, the Bank had the following capital levels and ratios. The following table also includes the regulatory minimums for capital adequacy purposes and regulatory minimums to be categorized as "Well Capitalized" under prompt corrective action provisions:

                                                                  To be Categorized as
                                                                 Well Capitalized Under
                                                For Capital        Prompt Corrective
                                  Actual    Adequacy Purposes    Action Provisions
                            ----------------  -----------------  ----------------------
                                              Minimum   Minimum   Minimum     Minimum
                             Amount   Ratio    Amount    Ratio    Amount        Ratio
                              (000)             (000)              (000)
                            ----------------  -----------------  ----------------------
Total Capital
  (to risk weighted assets) $ 18,407  13.39%  $10,997     8.0%    $13,746      10.0%
Tier One Capital
  (to risk weighted assets) $ 13,519   9.83%  $ 5,498     4.0%    $ 8,248       6.0%
Tier One Capital
  (to average assets)       $ 13,519   7.08%  $ 7,643     4.0%    $ 9,554       5.0%

Risk Weighted Assets        $137,460
Quarterly Average
  Assets (Adjusted)         $191,075
---------------------------------------------------------------------------------------

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

  NONE

ITEM 5 - OTHER INFORMATION

     NONE

ITEM 6 - EXHIBITS AND REPORTS OF FORM 8-K

   A)   Exhibits

           11 Statement regarding computation of per share earning. 27 Financial Data Schedule under Article 9

   B)    Reports on Form 8-K

           No Form 8-K's were filed by the Company during the quarter ending September 30, 1997.

                               SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     CALIFORNIA COMMUNITY
                                     BANCSHARES CORPORATION


                                     ----------------------------
Date   11/12/97                      /s/ Walter O.  Sunderman
      ------------------             ----------------------------
                                     Walter O.  Sunderman
                                     President and
                                     Chief Executive Officer




                                     ----------------------------
Date   11/12/97                      /s/ ANDREW S.  POPOVICH
      ------------------             ----------------------------
                                     Andrew S. Popovich
                                     Executive Vice President and
                                     Chief Administrative Officer

                   SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C. 20549


                               __________


                                Exhibits


                                   to


                              FORM 10 - QSB



                            QUARTERLY REPORT


                                  UNDER


                         SECTION 13 OR 15(D) OF


                   THE SECURITIES EXCHANGE ACT OF 1934


                               __________



               CALIFORNIA COMMUNITY BANCSHARES CORPORATION

EXHIBIT 11 - STATEMENT RE COMPUTATIONS OF PER SHARE EARNINGS
(Unaudited)(In Thousands, Except Earnings per Share)
                              ---------------------      ---------------------
                              For the Three Months       For the Nine Months
                                 Ended Sept 30,            Ended Sept 30,
                              ---------------------      ---------------------
                                 1997       1996            1997        1996
                              ---------   ---------      ---------   ---------
Weighted Average Shares
 Used to Compute Common
 and Equivalent Shares:

Primary                       1,169,240   1,025,539      1,116,276   1,013,305

Fully Diluted                 1,365,554   1,326,715      1,349,767   1,319,841
                              =========   =========      =========   =========

Net Income Used in the
 Computation of Income
 per Common Share:

Net Income, as Reported
 Used to Compute Primary
 Income per Share             $     449   $     389      $   1,254   $   1,136
                              =========   =========      =========   =========

Adjustment for after Tax
 Effect of Interest Paid
 on Convertible Debentures           26          44            100         136
                              ---------   ---------      ---------   ---------

Net Income, as Adjusted Used
 to Compute Fully Diluted
 Income per Share             $     475   $     433      $   1,354   $   1,272
                              =========   =========      =========   =========

Income per Common and
 Equivalent Share:

Primary                      $    0.38   $    0.38      $    1.12   $    1.12

Fully Diluted                $    0.35   $    0.33      $    1.00   $    0.96
                             =========   =========      =========   =========