Form 10KSB
period 1997-12-31
CALIFORNIA COMMUNITY BANCSHARES CORP
filed 1998-04-23
CIK 1009325

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended     December 31, 1997
Commission File No.               0-27856

CALIFORNIA COMMUNITY BANCSHARES CORPORATION
---------------------------------------------
(Name of small business issuer in it charter)

Delaware                              68-0366324
----------------------------          -------------------
(State or other jurisdiction          (IRS Employer
of incorporation)                     Identification No.)

555 Mason Street, Suite 280, Vacaville, CA     95688-4612
------------------------------------------     ------------
(Address of principal executive offices)       (ZIP Code)

Issuer's telephone number:  (707) 448-1200

Securities registered under Section 12(g) of the Exchange Act:
     $.10 Par Value Common Stock
     ---------------------------
     (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Total revenue for year ended December 31, 1997, was $16,175,000.

The aggregate market value of the voting stock held by nonaffiliates based on the average bid and asked prices $30.125 of such stock, was $27,799,410 as of March 24, 1998.

The number of shares outstanding of Common Stock as of March 24, 1998: 1,114,505

Transitional Small Business Disclosure Format (Check One) YES [ ] NO [ X ]

CONTAINS 0108 SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX APPEARS ON SEQUENTIALLY NUMBERED PAGE 0060

                               TABLE OF CONTENTS
                                                                          Page
PART I

ITEM 1 -  Description of Business                                           1

ITEM 2 -  Description of Property                                          19

ITEM 3 -  Legal Proceedings                                                20

ITEM 4 -  Submission of Matters to a Vote of Security Holders              20

PART II

ITEM 5 -  Market for Common Equity and Related Stockholder Matters         20

ITEM 6 -  Management's  Discussion and Analysis or Plan of Operation       21

ITEM 7 -  Financial Statements                                             47

ITEM 8 -  Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure                       47

PART III

ITEM 9 -   Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act         48

ITEM 10 -  Executive Compensation                                          48

ITEM 11 -  Security Ownership of Certain Beneficial Owners and Mgmt        53

ITEM 12 -  Certain Relationships and Related Transactions                  55

ITEM 13 -  Exhibits and Reports on Form 8-K                                56

Financial Statements                                                     0064

Signatures                                                               0091

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

     MOREOVER, WHENEVER PHRASES SUCH AS, OR SIMILAR TO, "IN MANAGEMENT'S OPINION", "MANAGEMENT BELIEVES", OR "MANAGEMENT CONSIDERS" ARE USED, SUCH STATEMENTS ARE AS OF, AND BASED UPON THE KNOWLEDGE OF MANAGEMENT, AT THE TIME MADE AND ARE SUBJECT TO CHANGE BY THE PASSAGE OF TIME AND OR SUBSEQUENT EVENTS, AND ACCORDINGLY SUCH STATEMENTS ARE SUBJECT TO THE SAME RISKS AND UNCERTAINTIES NOTED ABOVE WITH RESPECT TO FORWARD LOOKING STATEMENTS.

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

     On January 18, 1984, the Bank formed Conpac Development Corporation ("Conpac") as a wholly-owned subsidiary to take advantage of the then recently enacted California Financial Code provision authorizing banks or their subsidiaries to engage in real property investment and development. The Bank is presently staffing the activities of Conpac with two regular Bank employees. As of December 31, 1997, in addition to the Pacific Plaza project discussed below, Conpac projects and activities have included investment in a limited partnership real estate development project; improvement of 44 undeveloped residential lots; development of an 8,000 square foot commercial office building adjacent to the Bank's Benicia branch; and other incidental activities. As of December 31, 1997, all of Conpac's projects have been sold at a gross profit, except the current Pacific Plaza project, which is held as Premises. Recent legislation limits the Bank's and Conpac's ability to engage in most real estate development and investment activities and, accordingly, the Bank has filed a divestiture plan with the FDIC, which has not been objected to, for its real estate developments. See "Real Estate Development Subsidiary," herein.

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

     The vast majority of loans are direct loans made to individuals, professionals, and small to medium sized businesses. On December 31, 1997, the total loans outstanding were as follows: commercial loans: $10,348,000; real estate construction loans: $6,042,000; real estate mortgage loans:
$90,778,000; consumer loans:  $13,894,000; and total loans:
$121,062,000.

     Deposits are attracted primarily from individuals, professionals, and small to medium sized businesses. The Bank also attracts some deposits from municipalities and other governmental agencies or entities. The Bank is generally required to pledge securities to secure such deposits (except the first $100,000 of such deposits, which is insured by the FDIC).

     Except as described above, material portions of the deposits have not been obtained from a single person or a few persons (including federal, state and local governments and agencies thereunder) the loss of anyone or more of which would have a materially adverse effect on the business of the Company; however, at December 31, 1997, approximately four percent of total deposits were obtained from a title company. Such deposits have the potential to increase or decrease rapidly.
Approximately 80% of the loans are real estate loans. The value of real estate collateral could be affected by adverse changes in the real estate markets in which the Company operates and this could significantly adversely impact the value of such collateral or the Company's earnings.

     As of December 31, 1997, the brokerage mortgage loan department consisted of one loan originator who is paid on a commission basis and one salaried full-time processor. The department's purpose is to originate and process single family residential loan applications in Solano County and adjacent areas. The loans are underwritten and funded by one of the twenty wholesale loan sources the Bank has established. For the year ended December 31, 1997, the Company earned fees of $105,000 on $7,200,000 in loan volume closed. There were no loans held for sale at December 31, 1997.

     The Company does not offer trust services or international banking services and does not plan to do so in the near future, but has arranged with its correspondent banks for such services to be offered to its customers. In December 1993, the Bank began offering financial investment services (mutual fund and annuity sales) through a broker relationship with Financial Network Investment Corporation ("FNIC"). For the year ending December 31, 1997, the Company earned fees of $83,000 on $2,200,000 in sales.

     In 1995, the Bank began offering a new service called Business Manager. With Business Manager the Bank purchases a business' accounts receivables and sets up a credit line custom tailored to the business' needs. The program includes the administration of the billing and collection function. For the year ending December 31, 1997, the Company earned fees of $111,000 for this service.

     In 1994, the Small Business Administration established a Low Doc loan program. This program is intended to reduce the paperwork requirements and improve approval turnaround time on certain SBA qualifying commercial loan requests of $100,000 or less. For the year ended September 30, 1997, the Bank was the second highest SBA lender in Solano and Napa counties.

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

     The Company is exploring, subject to the merger discussed below, the merits and costs of offering home banking, a bill paying service through the customer's computer, and telephone banking in 1998. It is estimated these services could require an investment of $75,000 to $100,000. The Company currently has no other plans to introduce a new product or line of business which would require the investment of a significant amount of the Company's total assets.

     As of December 31, 1997, the Company employed a total of 98 employees representing 77 full-time-equivalent employees.

MERGER WITH SIERRAWEST BANCORP

     On November 13, 1997, the Company entered into a Plan of Acquisition and Merger ("Plan") with SierraWest Bancorp ("SierraWest"). Under the terms of the Agreement, SierraWest will acquire all the outstanding common stock of the Company in exchange for shares of SierraWest common stock at an exchange ratio defined by a formula in the Plan. The merger, which is expected to close early in the second quarter of 1998, is subject to the approval of each Company's shareholders and state and federal banking regulatory agencies. On the Effective Date, each of the Company's outstanding Convertible Subordinated Debentures Due April 30, 2003, shall by virtue of the merger, be assumed by SierraWest in accordance with the terms of the related Indenture Agreement, provided, however, and as required by the Indenture Agreement the conversion price of such debentures into SierraWest shares shall be adjusted by dividing the current conversion price of $12.75 by the exchange ratio on the Effective Date. The transaction will be accounted for as a pooling of interest.

     On March 10, 1998, SierraWest Bancorp received a letter from the Federal Deposit Insurance Corporation ("FDIC"), dated March 3, 1998, which approved the application for merger. On March 12, 1998, the Department of Financial Institutions approved the application for merger. On February 12, 1998, SierraWest Bancorp received a letter from the Board of Governors of the Federal Reserve System, dated February 6, 1998, which stated that the Reserve Bank has reviewed the request within the context of the policies and, based upon a review of the facts presented, would not object to consummation of the proposed merger without the filing of a formal application. On March 16, 1998, the Company's shareholders approved the Merger. The SierraWest shareholders meeting is scheduled for March 26, 1998.

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

     Pacific Plaza East's occupancy rate was 93% and 100% in 1997 and 1996, respectively, including the 3,796 square feet occupied by the Bank's Corporate office. As of December 31, 1997, the average leases were $1.40 per square foot on a triple net basis.

     Pacific Plaza East has ample parking, with 140 spaces, adjacent to the building. Only 84 parking spaces are required by the City. Prior to 1995, it was the intent of the Company to sell the additional 56 spaces to the City of Vacaville. In 1995, the Bank decided the building's long term value would be improved by retaining these extra spaces. Therefore, the carrying amount of these spaces was added to the project and transferred to premises. As of December 31, 1997, Conpac had a carrying amount of $3,624,000 for Pacific Plaza East (net of $542,000 accumulated depreciation) and approximately $700,000 for Pacific Plaza West. At December 31, 1997, with Pacific Plaza East 84% leased, the estimated return on investment was approximately 7.7%, before depreciation.

     Beginning in December 1992, state banks and their subsidiaries were prohibited from engaging, as principal, in activities not permissible to national banks and their subsidiaries. Any Bank engaged in such activities must divest itself of these investments by December 1996 and was required to file a divestiture plan with the FDIC by February 5, 1993, detailing its plans. Generally, national banks may not engage in real estate development, although they can own property used or to be used, in part, as a banking facility. During 1993, the Bank moved its corporate offices to Pacific Plaza East. The Bank occupies 3,796 square feet in Pacific Plaza East (14% of the leaseable office space). Since ownership of banking premises is permissible for a national Bank subsidiary, a divestiture plan was not required for Pacific Plaza East. Conpac currently plans to retain Pacific Plaza East.

     On August 1, 1994, at the request of the FDIC, the Bank filed a new divestiture plan. The new plan indicated the Bank intended to build a two-story 12,000 square foot commercial office building, upon 50% preleasing, on the 38,725 square foot vacant parcel referred to as Pacific Plaza West. The Bank also indicated its intent to occupy between 15% and 19% of the space in Pacific Plaza West. The plan requested FDIC approval to transfer Pacific Plaza West to premises, for regulatory reporting purposes, upon completion and occupancy of Pacific Plaza West by the Bank. The plan also reaffirmed the Bank's intent to retain Pacific Plaza East classifying the property as premises for regulatory reporting purposes. On August 12, 1994, the Bank received notification from the FDIC that they raised no objections to the Bank's plan. However, the FDIC requested to be notified of the circumstances if the project was not completed by year end 1995. At December 31, 1997, the Bank had not begun construction of Pacific Plaza West. At December 31, 1997, Pacific Plaza West is carried on the books as premises.

     On October 15, 1997, Conpac Development Corporation entered into an agreement with the Vacaville Redevelopment Agency ("Agency") to sell half of Pacific Plaza West (approximately 20,810 square feet) for either $382,500, if parking improvements were completed by Conpac, or $300,000 if unimproved. In addition, Conpac will convey a portion of Pacific Plaza East containing 28 existing parking spaces and existing easements to the Agency. On January 15, 1998, after receiving approval from SierraWest as required by the Merger Plan, Conpac notified the Agency of its election not to construct the parking improvement and therefore sell the above mentioned property to the Agency for $300,000. Close of Escrow shall occur on or before October 31, 1998.

     The Company is considering various options for the remaining 18,000 square foot corner parcel, including, building a 6,200 square foot office building to relocate the Vacaville Main office, leasing the building to a nonaffiliated entity or selling the property, as is. The lease on the building currently occupied by the Vacaville Main office expires December 31, 1998.

     On December 31, 1997, Conpac had total investments of
$4,324,000. Except for Pacific Plaza, Conpac has no other projects or investments. During 1997, 1996 and 1995, respectively, Conpac contributed $126,000, $242,000 and $213,000, respectively, to revenue net of related expenses.

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

     In the event the Bank or Conpac is held liable as owners or operators of a toxic property, they could be responsible for the entire cost of environmental damage and cleanup. Such an outcome could have a serious effect on the Company's consolidated financial condition depending upon the amount of liability assessed and the amount of the cleanup required. At March 24, 1998, the Company has no knowledge that any real estate securing loans in its portfolio are contaminated by hazardous substances.

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

The Bank

     As a California state-licensed bank, the Bank is subject to regulation, supervision and periodic examination by the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the Federal Reserve. The Bank's deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases.

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

Capital Adequacy Requirements

     The Company is subject to the Federal Reserve's capital guidelines for bank holding companies and the Bank is subject to the FDIC's regulations governing capital adequacy for nonmember banks. Additional capital requirements may be imposed on banks based on market risk.

     The Federal Reserve and FDIC

     The Federal Reserve has established risk-based and leverage capital guidelines for bank holding companies which are similar to the FDIC's capital adequacy regulations for nonmember banks. The Federal Reserve guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more.

     The Federal Reserve capital guidelines for bank holding
companies and the FDIC's regulations for nonmember banks set total capital requirements and define capital in terms of "core capital elements," or Tier 1 capital<F1> and "supplemental capital elements," or Tier 2 capital<F2>. At least fifty percent (50%) of the qualifying total capital base must consist of Tier
1 capital. The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to one-hundred percent (100%) of Tier 1 capital, net of goodwill.
---------
F1 Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles. The following items are defined as core capital elements: (i) common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

F2   Supplementary capital elements include:  (i) allowance for loan and lease losses (which cannot exceed 1.25% of an
     institution's risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt securities; and (iv) term subordinated
---------


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

Company:
                                                             For Capital
                                        Actual           Adequacy Purposes
                               ---------------------   --------------------
                                                        Minimum     Minimum
                                  Amount      Ratio      Amount      Ratio
                                  (000)                   (000)
                               ---------------------   --------------------
As of December 31, 1997:
 Total capital
  (to risk weighted assets)    $19,084        13.64%     $11,195      8.0%
 Tier I capital
  (to risk weighted assets)    $15,374        10.99%     $ 5,597      4.0%
 Tier I capital
  (to average assets)          $15,374         7.91%     $ 7,772      4.0%

As of December 31, 1996:
 Total capital
  (to risk weighted assets)    $17,895        13.55%     $10,564      8.0%
 Tier I capital
  (to risk weighted assets)    $13,104         9.92%     $ 5,282      4.0%
 Tier I capital
  (to average assets)          $13,104         7.04%     $ 7,444      4.0%


Bank:
                                                                           To Be Categorized as
                                                                           Well Capitalized Under
                                                        For Capital        Prompt Corrective
                                     Actual             Adequacy Purposes  Action Provisions
                              ---------------------    ------------------- -------------------
                                                        Minimum    Minimum  Minimum    Minimum
                                Amount       Ratio       Amount     Ratio    Amount     Ratio
                                (000)                    (000)               (000)
                              ---------------------    ------------------- -------------------
As of December 31, 1997:
Total capital
 (to risk weighted assets)    $18,431        13.21%    $11,160       8.0%   $13,950      10.0%
Tier I capital
 (to risk weighted assets)    $13,521         9.69%    $ 5,580       4.0%   $ 8,370       6.0%
Tier I capital
 (to average assets)          $13,521         6.97%    $ 7,755       4.0%   $ 9,694       5.0%

As of December 31, 1996:
Total capital
 (to risk weighted assets)    $17,416        13.22%    $10,540       8.0%   $13,174      10.0%
Tier I capital
 (to risk weighted assets)    $12,647         9.60%    $ 5,270       4.0%   $ 7,905       6.0%
Tier I capital
 (to average assets)          $12,647         6.81%    $ 7,407       4.0%   $ 9,286       5.0%

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

     Finally, institutions with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk associated with debt and equity positions in the trading portfolio. General market risk refers to changes in the market value of on-balance-sheet assets and off-balance-sheet items resulting from broad market movements. Specific market risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an instrument's issuer. The additional capital requirements apply effective January 1, 1998 to institutions with trading assets and liabilities equal to 10% or more of total assets or trading activity of $1 billion or more. The federal banking agencies may apply the market risk regulations on a case by case basis to institutions not meeting the eligibility criteria if necessary for safety and soundness reasons.

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

Payment of Dividends

     The shareholders of the Company are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code. At December 31, 1997 and 1996, the Company had no outstanding shares of preferred stock.

     The principal sources of cash revenue to the Company have been dividends received from the Bank. The Bank's ability to make dividend payments to the Company is subject to state and federal regulatory restrictions.

     Dividends payable by the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings, or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DFI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year.

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

          Corporate Alternative Minimum Tax

     Generally, a corporation will be subject to an alternative minimum tax ("AMT") to the extent the tentative minimum tax exceeds the corporation's regular tax liability. The tentative minimum tax is equal to (a) 20% of the excess of a corporation's "alternative minimum taxable income" ("AMTI") over an exemption amount, less (b) the alternative minimum foreign tax credit.
AMTI is defined as taxable income computed with special adjustments and increased by the amount of tax preference items for a tax year. An important adjustment is made for "adjusted current earnings," which generally measures the difference between corporate earnings and profits (as adjusted) and taxable income. Finally, a corporation's net operating loss computed for AMT purposes (if any) only can be utilized to offset up to 90% of AMTI, with the result that a corporation with current year taxable income will pay some tax.

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

          Interest incurred for tax-exempt obligations

     Generally, taxpayers are not allowed to deduct interest on indebtedness incurred to purchase or carry tax-exempt obligations. This rule applies to a bank, to the extent of its interest expense that is allocable to tax-exempt obligations acquired after August 7, 1986. The Taxpayer Relief Act of 1997 (the "1997 Act") made a technical change which expands the interest potentially disallowed. A special exception applies, however, to a "qualified tax-exempt obligation," which includes any tax-exempt obligation that (a) is not a private activity bond and (b) is issued after August 7, 1986 by an issuer that reasonably anticipates it will issue not more than $10 million of tax-exempt obligations (other than certain private activity bonds) during the calendar year. Interest expense on qualified tax-exempt obligations is deductible, although it is subject to a 20% disallowance under special rules applicable to financial institutions.

          Net operating losses

     The 1997 Act changed the tax treatment of net operating losses (an "NOL"). Effective for tax years beginning after August 5, 1997, a bank generally is permitted to carry a NOL back to the prior two tax years and forward to the succeeding twenty
tax years.   For tax years beginning on or before August 5, 1997,
the NOL may be carried back three years and forward fifteen years. However, if the NOL of a commercial bank is attributable to a bad debt deduction taken under the specific charge-off method after December 31, 1986, and before January 1, 1994, such portion of the NOL may be carried back ten years and carried forward five years. A commercial bank's bad debt loss is treated as a separate NOL to be taken into account after the remaining portion of the NOL for the year.

          Amortization of intangible assets including bank deposit base

     Certain intangible property acquired by a taxpayer must be amortized over a 15-year period. For this purpose, acquired assets required to be amortized include goodwill and the deposit base or any similar asset acquired by a financial institution (such as checking and savings accounts, escrow accounts and similar items). The 15-year amortization rule generally applies to property acquired after August 10, 1993.

          Mark-to-market rules

     The Revenue Reconciliation Act of 1993 introduced certain "mark-to-market" tax accounting rules for "dealers in securities." Under these rule, certain "securities" held at the close of a taxable year must be marked to fair market value, and the unrealized gain or loss inherent in the security must be recognized in that year for federal income tax purposes. Under the definition of a "dealer," a bank or financial institution that regularly purchases or sells loans may be subject to the new rules. The rules generally are effective for tax years ending on or after December 31, 1993.

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

          California tax laws

     A commercial bank is subject to the California franchise tax at a special bank tax rate based on the general corporate (non financial) rate plus 2%. For calender income year 1997, the bank tax rate is 10.84% (which reflects a decrease in the general corporate tax rate to 8.84%). The applicable tax rate is higher than that applied to general corporations because it includes an amount "in lieu" of many other state and local taxes and license fees payable by such corporations but generally not payable by banks and financial corporations.

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

     California has incorporated the federal NOL provisions, subject to significant modifications for most corporations. First, NOLs arising in income years beginning before 1987 are disregarded. Second, no carryback is permitted, and for most corporations NOLs may be carried forward only five years. Third, in most cases, only 50% of the NOL for any income year may be carried forward. Fourth, NOL carryover deductions are suspended for income years beginning in calendar years 1991 and 1992, although the carryover period is extended by one year for losses sustained in income years beginning in 1991 and by two years for losses sustained in income years beginning before 1991. Finally, the special federal NOL rules regarding bad debt losses of commercial banks do not apply for California purposes.

     Finally, in 1994, California enacted legislation conforming to the federal tax treatment of amortization of intangibles and goodwill, with certain modifications. No deduction is allowed under this provision for any income year beginning prior to 1994.

     The various tax laws discussed herein contain other changes that could have a significant impact on the banking industry. The effect of these changes is uncertain and varied, and it is unclear to what extent any of these changes may influence the Bank's operations or the banking industry generally.

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

     Riegle-Neal Interstate Banking and Branching
     Efficiency Act of 1994

     In September 1994, President Clinton signed Riegle-Neal, which amends the BHC Act and the Federal Deposit Insurance Act ("FDIA") to provide for interstate banking, branching and mergers. Subject to the provisions of certain state laws and other requirements, Riegle-Neal allows a bank holding company that is adequately capitalized and adequately managed to acquire a bank located in a state other than the holding company's home state regardless of whether or not the acquisition is expressly authorized by state law. Similarly, beginning on June 1, 1997, the federal banking agencies were permitted to approve interstate merger transactions, subject to applicable restrictions and state laws. Further, a state may elect to allow out of state banks to open de novo branches in that state. However, recently adopted regulations of the federal banking agencies prohibit interstate branching primarily for the purpose of deposit production and provide guidelines to ensure that banks operating interstate branches are reasonably helping to meet the credit needs of the communities served by the branches.

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

     The changes effected by Riegle-Neal and the IBBA may increase the competitive environment in which the Company and the Bank operate in the event that out of state financial institutions directly or indirectly enter the Bank's market area. It is expected that Riegle-Neal will accelerate the consolidation of the banking industry as a number of the largest bank holding companies expand into different parts of the country that were previously restricted. However, at this time, it is not possible to predict what specific impact, if any, Riegle-Neal and the IBBA will have on the Company and the Bank, the competitive environment in which the Bank operates, or the impact on the Company or the Bank of any regulations adopted or proposed under Riegle-Neal and the IBBA.

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

     FDICIA establishes five capital categories for insured depository institutions: (a) Well Capitalized;<F1> (b) Adequately Capitalized;<F2> (c) Undercapitalized;<F3> (d) Significantly Undercapitalized;<F4> and (e) Critically Undercapitalized.<F5> All insured institutions (e.g., the Bank) are barred from making capital distributions or paying management fees to a controlling person (e.g., the Company) if to do so would cause the institution to fall into any of the three undercapitalized categories.

---------
<F1>  Well Capitalized means a financial institution with a total risk-based ratio of 10% or more, a Tier 1 risk-based ratio of
      6% or more and a leverage ratio of 5% or more, so long as
      the institution is not subject to any written agreement or order issued by the FDIC.
<F2>  Adequately Capitalized means a total risk-based ratio of
      8% or more, a Tier 1 risk-based ratio of 4% or more and a leverage ratio of 4% or more (3% or more if the institution has received the highest composite rating in its most recent report of examination) and does not meet the definition of a Well Capitalized institution.
<F3>  Undercapitalized means a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or a leverage ratio of less than 4%.
<F4>  Significantly Undercapitalized means a financial
      institution with a total risk-based ratio of less than 6%, a Tier 1 risk-based ratio of less than 3% or a leverage ratio of less than 3%.
<F5>  Critically Undercapitalized means a financial
      institution with a ratio of tangible equity to total assets that is equal to or less than 2%.
---------

     An institution which is undercapitalized, significantly undercapitalized or critically undercapitalized becomes subject to mandatory supervisory actions, including: (1) restrictions on payment of capital distributions, such as dividends; (2) restrictions on payment of management fees to any person having control of the institution; (3) close monitoring by the FDIC of the condition of the institution, compliance with capital restoration plans, restrictions, and requirements imposed under
Section 38 of the FDIA, and periodic review of the institution's efforts to restore its capital and comply with restrictions; (4) submission to the FDIC of a capital restoration plan; (5) requirement that any company which controls an undercapitalized institution must guarantee, in an amount equal to the lesser of 5% of the institution's total assets or the amount needed to bring the institution into full capital compliance, that the institution will comply with the capital restoration plan until the institution has been adequately capitalized, on the average, for four consecutive quarters; (6) restrictions on the institution's asset growth; and (7) limitations on the institution's ability to make any acquisition, open any new branch offices or engage in any new line of business.

     Significantly undercapitalized and undercapitalized institutions that fail to submit and implement adequate capital restoration plans are subject to the mandatory provisions set forth above and, in addition, to increasingly stringent operating restrictions, including an immediate requirement to raise capital.

     Finally, a critically undercapitalized institution must be placed in conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the FDIC determines that other action would better achieve the purposes of the FDIA. Critically undercapitalized institutions which are not placed in conservatorship or receivership may be subject to additional stringent operating restrictions.

          Safety and Soundness; Other Provisions of FDICIA

     FDICIA required the federal banking agencies to adopt regulations or guidelines with respect to safety and soundness standards. The agencies have adopted uniform guidelines which are used, primarily in connection with examinations, to identify and address problems at insured depository institutions before
capital becomes impaired.   The federal bank regulatory agencies
have adopted asset quality and earnings standards as part of the safety and soundness guidelines. The asset quality standards require a depository institution to establish and maintain a system appropriate to the institution's size and operations to identify and prevent deterioration in problem assets. With respect to earnings, the institution should adopt and maintain a system to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

     The federal banking agencies recently published a "Policy Statement on the Internal Audit Function and its Outsourcing," which provides guidance on the elements of an effective internal audit function, including director and senior management responsibilities, the structure of the internal audit department and procedures for resolving internal control weaknesses. The Policy Statement also provides guidance on how outsourcing arrangements may affect an examiner's internal control assessment, as well as the independence of an external auditor who is also providing internal audit services to an institution.

     In response to the increasing number of financial institutions using the Internet, the FDIC recently issued a paper identifying many of the risks to an institution's information system security associated with Internet use, together with several security and risk control measures. The paper is designed to complement the FDIC's safety and soundness examination procedures for electronic banking activities. No Internet Banking Services are offered.

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

     Pursuant to FDICIA, the FDIC has established a risk-based assessment system for depository institutions. This risk-based system is used to calculate a depository institution's semiannual deposit insurance assessment based on the probability that the deposit insurance fund will incur a loss with respect to the institution. To arrive at a risk-based assessment for each depository institution, the FDIC has constructed a matrix of nine risk categories based on capital ratios and relevant supervisory information. Each institution is assigned to one of three capital categories: "well capitalized," "adequately capitalized" or "undercapitalized." Each institution also is assigned to one of three supervisory groups based on levels of risk. Risk assessment premiums are based on an institution's assignment within the matrix and for 1997 ranged from $0.0 to $0.27 per $100 of deposits. The FDIC has stated that the foregoing risk assessment premiums will be in effect indefinitely.

     FDICIA also places restrictions on insured state bank activities and equity investments, interbank liabilities and extensions of credit to insiders and transactions with affiliates.

     Other Recent Legislation

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

Year 2000 Compliance

     The Federal Financial Institutions Examination Council ("FFIEC") released interagency statements in May and December, 1997 addressing critical issues for Year 2000 readiness. Year 2000 issues exist because most computer programs use only two digits to identify a year in the date field (e.g., "98" for "1998"). Bank information processing systems must be made year 2000 compliant well in advance of December 31, 1999. In addition, banks face risks from vendors whose programs are not Year 2000 compliant and must begin testing of programming changes no later than December 31, 1998. The computer programs of banks' corporate customers also may pose Year 2000 risks. Failure to address Year 2000 issues could affect a borrower's creditworthiness. Accordingly, the FFIEC guidelines require senior management to provide the board of directors with quarterly or more frequent reports on efforts to reach Year 2000 goals both internally and by the institution's major vendors.
Each institution must implement its own internal testing or verification processes for vendor products and services to insure that its different computer systems function properly together and should develop processes to periodically assess large corporate borrower Year 2000 efforts. Finally, institutions should develop contingency plans for all vendors that service "mission-critical" applications should the vendor not complete its conversion efforts on time.

     Year 2000 Computer Considerations. Many existing computer programs use only two digits to identify a year in the date field (e.g., "98" for "1998"). As a result, the Company, like most other companies, will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

     The Company began the process of identifying the changes required to its software and hardware in 1997, in consultation with software and hardware providers, a consulting firm and bank regulators. While the Company believes it is taking all appropriate steps to assure that its information systems are prepared for the year 2000, it is dependent on vendor compliance to some extent. The Company is requiring its systems and software vendors to represent that the services and products provided are, or will be, year 2000 compliant, and contemplates a program of testing compliance to commence in 1998. The Company estimates that is costs related to year 2000 compliance will be at least $100,000 and may be significantly more. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. Consequently, no assurance can be given that year 2000 compliance can be achieved without costs and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

     The Company's customers, including its borrowers, are also faced with potential year 2000 problems. The Company has adopted procedures to inquire of its borrowers whether they are taking steps to address the problem. The failure of its borrowers to resolve the problem could adversely affect their operations and impair their ability to repay their loans to the Company. Therefore, even if the Company were to resolve its own direct year 2000 problems, it could nevertheless be materially and adversely affected if its borrowers do not also successfully resolve their year 2000 problem.

Consumer Protection Laws and Regulations

     The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

     The Community Reinvestment Act ("CRA") is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank's record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance." The Bank was examined for CRA compliance by its primary regulator within the past 12 months and received a "Satisfactory" CRA Assessment Rating. New evaluation criteria in the examination process for small institutions (total assets of $250 million or less) were implemented on January 1, 1996, while new criteria for large institutions (assets of $250 million or more and, for multiple-bank holding companies, total bank and thrift assets in excess of $1 billion) were implemented beginning July 1, 1997.

     The Equal Credit Opportunity Act ("ECOA") generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. The Truth in Lending Act ("TILA") is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

     The Fair Housing Act ("FH Act") regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap, or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. The Home Mortgage Disclosure Act ("HMDA") grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

     Finally, the Real Estate Settlement Procedures Act ("RESPA") requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

     Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income represents net income and certain amounts reported directly in equity, such as the net unrealized gain or loss on available-for-sale securities. SFAS No. 130 requires an enterprise to display an amount representing total comprehensive income for the period. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997.

     In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). Among other things, SFAS No. 131 requires public companies to report (i) certain financial and descriptive information about its reportable operating segments, and (ii) certain enterprise-wide financial information about products and services, geographic areas and major customers. The required segment financial disclosures include a measure of profit or loss, certain specific revenue and expense items, and total assets. SFAS No. 131 is effective for fiscal year 1998.

     Management of the Company does not anticipate that the adoption of SFAS Nos. 130 and 131 will have a material impact on the Company's Financial Statements.

Other

     Other legislation which has been or may be proposed to the United States Congress and the California Legislature and regulations which may be proposed by the Federal Reserve, the FDIC and the DFI may affect the business of the Company or the Bank. It cannot be predicted whether any pending or proposed legislation or regulations will be adopted or the effect such legislation or regulations may have upon the business of the Company or the Bank.

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

     However, regional and smaller independent financial institutions also represent a competitive force. To illustrate the Bank's relative market share, total deposits in banks and savings and loans in Solano County, California at June 30, 1997
(more recent data is not available) approximated $1,966,000,000.
The Bank's deposits at June 30, 1997 represented approximately 8% of such figure. As of June 30, 1997, the Bank was the fourth largest Bank, behind Bank of America, Wells Fargo Bank and Westamerica Bank, serving all the major cities in Solano County.
In October 1996 the Bank purchased a branch in Concord California from Tracy Federal Savings Bank. The total deposits in banks and savings and loans in Contra Costa County, where Concord is located, at June 30, 1997, were approximately $15,210,000,000.

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

SUMMARY

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

     The Vacaville main office is located in a modern, one-story building of 7,700 square feet at 141 Parker Street, Vacaville, California. This office has liberal off-street parking accommodations. The Branch's annual rental payment for 1997 was $74,260. Its rent for 1998 will be $75,012. The lease term expires in December 1998, with two successive five-year renewal options. The Bank also has a right of first refusal to purchase the premises. The Bank intends to relocate its main office to Pacific Plaza West or Pacific Plaza East and therefore does not intend to renew the existing lease.

     The second Vacaville branch is located in the factory stores area of Vacaville, California. This 3,600 square foot stand alone office has ample parking on the site. The Bank signed a 20-year ground lease in May 1994 with rent increases scheduled every five years. The annual rent is $31,250 plus common area maintenance
(cam) expenses. In 1997, rent and cam expenses totaled $40,989.

     The Fairfield branch office is located in freestanding building at 1100 Texas Street, Fairfield, California, and comprises 5,760 square feet. This office has parking for approximately 42 cars. The lease term expired in 1993, with a single five-year renewal option. The Bank exercised it's option to renew the lease for five years and in January 1996 negotiated an extension of the lease to December 2002 in exchange for a reduction in rent of approximately $2,000 a month. The annual rental payments during 1997 totaled $58,402. In November 1996 the Bank began interior reconstruction of the office in an effort to provide larger office space for the Bank's Central/Data Operations departments. At December 31, 1996, these departments were in the rear of the Vacaville main office. In January 1997, with the reconstruction completed, the departments were moved to the Fairfield Texas Street Office. As a result, the space occupied by the Branch was greatly reduced and the Branch became an express branch for deposit services only.

     A second Fairfield office, located at 1300 Oliver Road, Fairfield, California has been in operation since 1993. The office occupies approximately 3,819 rental square feet in a 60,000 square foot commercial office building. The office has ample parking. The lease began in August 1993 and has a term of 15 years. Rental and cam expenses in 1997 totalled $90,151. Rent is adjusted annually in August to reflect changes in the CPI.

     The Bank has occupied its facility at 1001 First Street, Benicia, California, since June 1987. This two-story, 2,600 square foot building was constructed to the Bank's specifications at a cost of approximately $435,000. There is off-street parking for approximately 10 cars. The Bank purchased the property in early 1986 from an unaffiliated party for approximately $125,000. On May 28, 1988, the Bank sold this property to an unaffiliated party for $625,000. After deducting $25,000 for real estate commissions, the sale and lease back of the property resulted in a $40,000 profit which will be deferred over the life of the lease. The lease, which was effective on May 1, 1988, has a fifteen year term and has two successive five-year renewal options. The annual rental in 1997 was $72,930.

     The Bank maintains two offices in the city of Vallejo, California. The first office opened in June 1987 and is located at 303 Sacramento Street. The premises are leased for a monthly base rental of $5,900, adjusted to reflect changes in the CPI (minimum of 4% to a maximum of 6%) on an annual basis. Those terms are effective from January 1, 1988 to December 31, 1997. From January 1, 1998 to December 31, 2007, there will be a new base rental of $5,500 adjusted to reflect changes in the CPI on an annual basis. The accumulated change in the CPI will be adjusted back for the period beginning January 1, 1988 and ending January 1, 1998. The annual rental in 1997 was $103,122.

     The second Vallejo office, which opened in March 1992, is located in the Park Place shopping center at 4300 Sonoma Boulevard, Suite 300. The rent for the building, which is a modern 3,900 square foot, one-story stand alone building, is $70,056 per year plus common area maintenance. The lease term expires in January 1997 with three five-year renewal options. In December 1996, the Bank exercised the first five-year option and negotiated the base rent downward to $63,180 per year plus cam expenses. This new rent is effective beginning with the February 1, 1997 payment. Each subsequent year the rent will increase by $2,340 per year. Total rental and cam payments during 1997 totaled $78,104.

     The Bank opened it's first office in Contra Costa County on October 12, 1996 in the City of Concord, California at 2151 Salvio Street, Suite H. The office occupies approximately 2,866 square feet in an approximately 120,000 square foot commercial office building. The lease has a term of 3 years and has a single five-year renewal option. The annual rent is $42,990 plus cam expenses until October 1, 1997, at which time the rent increases to $44,710 per year through the remaining term of the lease. The rental payments in 1997 totaled $49,615.

     Conpac owns two parcels of land, one of approximately 84,500 square feet which is located east of Davis Street in Vacaville, California, and one of approximately 38,500 square feet located west of Davis Street in Vacaville, California. Both lots are part of the Pacific Plaza project. The eastern lot, known as Pacific Plaza East, was purchased in July 1988 at a cost of $612,500. The western lot, Pacific Plaza West, consisted of three parcels and was purchased in stages. Two of the parcels were purchased for approximately $225,000 in July 1988. The third lot was leased at $1,100 per month from July 1988 to June 1990, at which time it was purchased by Conpac for $225,000. See, "Description of Business - Real Estate Development Subsidiary", herein.

     In September 1993, the Bank moved its corporate offices to Pacific Plaza East, where it now occupies 3,796 square feet. Rent of $90,780 was paid to Conpac in 1997, which amount is eliminated upon consolidation with the Company. The Company does not occupy any space other than that shared with the Corporate offices on the Bank.

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


     The following table indicates the historical range of high and low sales prices for the Company's common stock, excluding brokers' commissions, for the periods shown based upon information provided by Nasdaq.


                          Bid Price of        Approximate            Cash
                         Common Stock          Trading            Dividends
Quarter Ended:          High        Low         Volume          Declared/Paid
                      -------------------    -----------       ---------------
1996
First Quarter         $16.000     $14.000       31,381               0.125
Second Quarter        $14.500     $13.250       48,311               0.150
Third Quarter         $15.750     $13.750       45,616               0.150
Fourth Quarter        $16.500     $15.750       32,266               0.150

1997
First Quarter         $18.250     $16.000       42,271               0.150
Second Quarter        $17.750     $16.000      125,532               0.150
Third Quarter         $26.000     $17.000      125,385               0.150
Fourth Quarter        $28.500     $24.000      207,754               0.150


     The last known trade in the Company's Common Stock occurred on March 20, 1998 for 2,000 shares at $29.875 per share. As of March 24, 1998, the approximate number of holders of record of the Company's Common Stock was 620. Management believes the Company's Common Stock is held by approximately 917 beneficial owners.

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

     For information related to stockholder and dividend matters, including limitations on dividends, see Item 1, Description of Business-Regulation and Supervision of Bank Holding Company and-
Restrictions on Dividends and Other Distributions.

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

FINANCIAL REVIEW

     California Community Bancshares Corporation (the "Company") became the holding company for Continental Pacific Bank (the "Bank"), a California state-chartered non-member Bank, as of February 29, 1996. The following discussion of the Company's financial condition and results of operations is designed to provide a better understanding of the changes and trends related to the Company's financial condition, liquidity and capital resources. The discussion should be read in conjunction with all other information herein, including the Consolidated Financial Statements of the Company and the Notes thereto. The Company has not commenced any business operations independent of the Bank, therefore the following discussion pertains primarily to the Bank. Average balances are generally comprised of daily balances.

OVERVIEW

     The Company's net income in 1997 was $1,439,000, an 8% decrease from the $1,559,000 reported in 1996. Diluted earnings per share were $1.15 in 1997 as compared to $1.32 in 1996 and $1.22 in 1995. Assets ended the year at $197.0 million, an increase of $5.2 million over the $191.8 million at December 31, 1996. Assets averaged $191.1 million during 1997 versus $169.0 million in 1996, for a $22.1 million (13.1%) increase. The 8% decrease in earnings and the 13.1% increase in average assets resulted in a Return on Average Assets (ROA) of .75% for 1997. This was 18.5% lower than 1996's ROA of .92%. Return on Average Equity in 1997 was 9.93% compared to 12.25% in 1996. The factors influencing income, as discussed more fully below, were merger related expenses, declining interest margin, a slight decrease in noninterest income and an increase in noninterest expenses.

     On November 13, 1997, the Company entered into a Plan of Acquisition and Merger ("Plan") with SierraWest Bancorp ("SierraWest"). Under the terms of the Agreement, SierraWest will acquire all the outstanding common stock of the Company in exchange for shares of SierraWest common stock at an exchange ratio defined by a formula in the Plan. The merger, which is expected to close early in the second quarter of 1998, has been approved by company's shareholders and state and federal banking regulatory agencies. On the Effective Date, each of the Company's outstanding Convertible Subordinated Debentures Due April 30, 2003, shall by virtue of the merger, be assumed by SierraWest in accordance with the terms of the related Indenture Agreement, provided, however, and as required by the Indenture Agreement the conversion price of such debentures into SierraWest shares shall be adjusted by dividing the current conversion price of $12.75 by the exchange ratio on the Effective Date. The merger will be accounted for as a pooling of interest. See "Description of Business - Merger with SierraWest Bancorp".

     Capital, a key measure of a Company's safety and soundness, increased in 1997 as Tier 1 Capital increased from $13,104,000 at December 31, 1996 to $15,374,000 at December 31, 1997 (17.3%).

     The detailed changes in the nature and sources of income and expense for the years shown are highlighted in the following table of consolidated statements of operations.

                                    --------------------------------------------------------
                                                       Year Ended December 31
                                    --------------------------------------------------------
                                     1997 VS.1996        1996 VS. 1995       1995 VS.1994
                                     Amount Percent      Amount Percent      Amount Percent
                                     Incr. / (Decr)      Incr. / (Decr)      Incr. / (Decr)
                                    --------------------------------------------------------
                                                       (Dollars in thousands)
                                    --------------------------------------------------------
Interest Income                      $1,153      9%        $ 792        6%     $1,357     12%
Interest Expense                        657     12         (  16)       0       1,385     34
Net Interest Income                     496      6           808       12      (   28)     0
Provision for Loan Losses            (   92)   (22)           87       27          68     27
Net Interest Income
 After Provision for Loan Losses        588      8           721       11      (   96) (   1)
Noninterest Income Excluding
 Securities Transactions             (   71)   ( 4)          252       15          44      3
Noninterest Expense                     548      8           151        2         152      2
Earnings Before Income Taxes and
 Securities Transactions             (   31)   ( 2)          822       52      (  204) (  11)
Securities Transactions              (   41)   (49)        ( 398)   (  83)        472   5,244
Provisions for Income Taxes              48      5           270       42          84      15
                                      -----    ---        ------    -----        ----   -----
Net Income                           (  120)   ( 8)          154       11         184      15
                                      =====    ===        ======    =====        ====   =====


NET INTEREST INCOME

     Average interest earning assets increased $19.6 million to $171.0 million in 1997, from $151.4 million in 1996. Average net loans, the highest yielding earning asset category contributed $5.7 million of this growth, while significantly lower yielding average investments increased $13.9 million. This growth distribution along with lower yields resulted in an overall decline in the yield earned on average earning assets. In 1997, the average yield earned on earning assets declined to 8.33% from an average yield of 8.65% in 1996. The combined effect of significantly increased volume offset by modestly lower yields improved interest income by $1,153,000 to $14,255,000 in 1997 from $13,102,000 in 1996.

     In 1997, average equity increased by $1.8 million and average noninterest bearing deposits increased by $2.1 million. Average interest-bearing liabilities increased $17.7 million in 1997 to $148.9 million from $131.2 million. The growth in deposits included a $9.4 million increase resulting from the Concord Branch purchase completed in the fourth quarter of 1996. The remaining increase was derived from internal deposit growth and borrowed funds. Lower interest cost, average interest-bearing NOW accounts and average savings deposits contributed
$8.6 million of this growth, while higher interest cost, average time deposits and security repurchase agreements increased $9.1 million.

     This growth mix along with the varying degrees and directions of rate changes paid on these liabilities resulted in a slight decline in the average rate paid on interest bearing liabilities. In 1997, the average rate paid on interest bearing liabilities declined to 4.11% from an average rate paid of 4.17% in 1996. The net result of slightly lower average rates paid and the significantly increased volume was a $657,000 increase in interest expense.

     The result of the $1,153,000 increase in interest income and the $657,000 increase in interest expense increased net interest income by $496,000 to $8,133,000 in 1997 from $7,637,000 recorded in 1996. Net interest income in 1996 was, in turn, $808,000 higher than the $6,829,000 reported in 1995.

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

                                                                    Year Ending December 31,
                                              1997                           1996                            1995
                               ---------------------------------------------------------------------------------------------
                                            Interest  Average               Interest  Average               Interest  Average
                               Average      Earned/   Yield/   Average      Earned/   Yield/   Average      Earned/   Yield/
                               Balance<F1>  Paid      Rate     Balance<F1>  Paid      Rate     Balance<F1>  Paid      Rate
                               ---------------------------------------------------------------------------------------------

ASSETS:
INTEREST EARNING ASSETS
Federal Funds Sold             $  3,182     $   165    5.19%    $  3,469     $   183    5.28%    $  2,040     $   116    5.69%
Investment Securities:
 Taxable <F2>                    46,501       2,826    6.08       30,457       1,869    6.14       17,773       1,126    6.34
 Exempt From Federal
   Taxes<F3>                      4,622         238    5.15        6,477         346    5.34       12,121         698    5.76

Loans, Net <F4>, <F5>           116,726      11,026    9.45      111,052      10,704    9.64      109,372      10,370    9.48
                               --------     -------             --------     -------             --------     -------
Total Interest Earning Assets  $171,031     $14,255    8.33     $151,455     $13,102    8.65     $141,306     $12,310    8.71
Cash and Due From Banks           9,911                            8,692                            7,522
Premises and Equipment, NET       2,233                            2,185                            2,242
Invest. in Development Ventures   4,441                            4,545                            4,661
Accrued Interest Receivable
 and Other Assets                 3,485                            2,101                            2,368
                               --------                         --------                         --------
TOTAL AVERAGE ASSETS           $191,101                         $168,978                         $158,099
                               ========                         ========                         ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

INTEREST-BEARING LIABILITIES:
Interest-Bearing NOW accounts  $ 23,603     $   294    1.25%    $ 18,470     $   257    1.39%    $ 18,111     $   229    1.26%
Savings Deposits and MMDA        59,129       2,224    3.76       55,679       2,105    3.78       56,193       2,333    4.15
Time Deposits                    38,203       1,966    5.15       30,499       1,546    5.07       30,292       1,628    5.37
Time Deposits over $100,000      21,679       1,154    5.32       19,647       1,049    5.34       15,853         873    5.51
Federal Funds Purchased             182          11    5.77           80           4    5.00          439          28    6.38
Security Repurchase Agreements      396          20    5.18        1,000          50    5.00          816          44    5.39
Other Borrowed Funds              2,650         230    8.68        1,885         146    7.75
Subordinated Debentures           3,017         223    7.39        3,910         308    7.88        4,025         346    8.60
                               --------     -------             --------     -------             --------     -------
Total Average Interest -
  Bearing Liabilities          $148,859     $ 6,122    4.11%    $131,170     $ 5,465    4.17%    $125,729     $ 5,481    4.36%
                                            -------    ----                  -------    ----                  -------    ----
Noninterest-Bearing DDA's        26,918                           24,817                           20,794
Accrued Interest Payable
 and Other Liabilities              828                              261                              162
                               --------                         --------                         --------
Total Average Liabilities      $176,605                         $156,248                         $146,685
Total Equity                     14,496                           12,730                           11,414
                               --------                         --------                         --------
Total Average Liabilities
 and Shareholders' Equity      $191,101                         $168,978                         $158,099
                               ========                         ========                         ========
Net Interest Spread <F6>                               4.22%                            4.48%                           4.35%
                                                       ====                             ====                            ====
Net Interest Income                         $ 8,133                          $ 7,637                         $ 6,829
                                            =======                          =======                         =======
Net Interest Margin <F7>                       4.76%                            5.04%                           4.83%
                                            =======                          =======                         =======
-------------------------------------------------

<F1> Average balances are computed principally on the basis of daily balances.
<F2> The taxable securities yield is computed by dividing
     interest income (annualized on an actual day basis) by average historical cost.
<F3> The tax equivalent yield on exempt from federal taxes
     investment securities (tax exempt investments) was 7.48%, 7.78% and 8.39% in 1997, 1996 and 1995. The tax equivalent yield is calculated by dividing the adjusted yield by one minus the Federal Tax rate. The adjusted yield is determined by subtracting the Tefra penalty from the unadjusted tax exempt investment yield. The unadjusted tax exempt investment yield is computed by dividing tax exempt interest income by their average historical cost. The Tefra penalty is computed by dividing total interest expense (annualized) by average assets and multiplying the result by 20% (Tefra disallowance) and 34% (Federal Tax rate).
<F4> Allowance for loan losses and deferred loans are netted from loans receivable which includes nonaccrual loan balances.
<F5> Interest income on loans includes fees on loans of
     $428,000, $441,000 and $486,000 in 1997, 1996 and 1995.
<F6> Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
<F7> Net interest margin is computed by dividing net interest income by total average interest earning assets.

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

                                           1997 Compared to 1996
                                      -------------------------------
                                                     Net
                                        Volume       Rate      Change
                                      -------------------------------
                                            (Dollars in thousands)
Increase (Decrease) in Interest Income:
Federal Funds Sold                       (   15)     (     3)    (   18)
Taxable Investment Securities            $  975      $(   18)    $  957
Exempt from Federal Taxes
  Investment Securities                  (   96)     (    12)    (  108)
Loans, Net <F1>                             536      (   214)       322
                                          -----       ------     ------
Total Interest Income                    $1,400      $(  247)    $1,153
                                          =====       ======     ======
Increase (Decrease) in Interest Expense:
Interest-bearing NOW Accounts            $   64      $(   27)    $   37
Savings Deposits and MMDA                   130      (    11)       119
Time Deposits                               396           24        420
Time Deposits over $100,000                 108      (     3)       105
                                          -----       ------     ------
Total Interest Expense on Deposits          698      (    17)       681
Federal Funds Purchased                       6            1          7
Security Repurchase Agreements           (   32)           2     (   30)
Other Borrowings                             66           18         84
Subordinated Debentures                  (   66)     (    19)    (   85)
                                          -----       ------     ------
Total Interest Expense                      672      (    15)       657
                                          -----       ------     ------
Net Interest Income                      $  728      ($  232)    $  496
                                          =====       ======     ======
--------------------------------------

<F1>  Loan fees have been included in the interest income
      computation. Loan fees for 1997 and 1996 were $428,000 and $441,000, respectively.

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


INTEREST INCOME ON EARNING ASSETS

     Average assets and liabilities grew significantly in 1997. As mentioned above, average interest earning assets grew by $19.6 million in 1997 or 12.9%, compared to a $10.1 million increase in 1996. Average interest-bearing liabilities increased by $17.7 million or 13.5% in 1997 versus growth of $5.4 million in 1996.

     Although average net loans increased by $5.7 million in 1997, the ratio of average net loans to average interest earning assets declined to 68.2% in 1997 from 73.3% in 1996. The other $13.9 million growth in interest earning assets consisted entirely of taxable investment securities, which increased by $16.1 million in 1997. Decreases in average Federal Funds Sold and average investments exempt from federal taxes offset this increase by $.3 million and $1.9 million, respectively. These changes were a function of additional funds invested as well as a change in the portfolio mix from long term fixed investments to short term fixed securities or variable rate securities.

     In late 1995 and early 1996 the Federal Reserve lowered the key short term rate known as Federal Funds. In early 1997 they increased this rate by .25%. Other interest rates follow this rate with varying degrees of magnitude (multiplier) and timing
(lag). For example, the Prime rate usually changes immediately and by the same degree (multiplier of 1.0) as the Federal Funds rate, while the Cost of Funds Index (COFI) may change by a smaller amount, and this change may occur over a period of six to twelve months. This delay in rate change is known as lag.

     The Federal Funds rate and the Prime rate began 1995 at 5.50% and 8.50%, respectively. On February 1, 1995, the Federal Reserve raised the Federal Funds rate by .50% to 6.0%. Prime immediately increased to 9.0% and remained at that level until early July, when the Federal Reserve began to lower rates. This was the first rate reduction by the Federal Reserve since July 1992 and it was only a .25% reduction. The next and final rate reduction of 1995 occurred on December 20, 1995. At this time, the Federal Funds rate was reduced by another .25% to 5.5%. Prime rate also fell by .25% to 8.5% at this time. In 1996, the Federal Reserve again lowered rates by .25% on February 1, 1996, where they remained until March 26, 1997, when the Federal Reserve increased rates by .25% to 5.50%. Prime rate followed these rate changes and ending 1996 and 1997 Prime rate was 8.25% and 8.50%, respectively. The timing and the degree of the rate decreases in late 1995 and early 1996 and the subsequent minor increase in early 1997 resulted in lower average interest rates in 1997 versus 1996 for financial products tied to lagging or slow moving indexes whereas the average interest rate on financial products tied to more responsive indexes increased slightly. The degree and timing of these changes for each interest rate index utilized by the Company and the Bank and the amount and timing of volume changes for each type of interest earning asset and interest-bearing liability determined the change in interest income and expense in 1997 and 1996.

     At December 31, 1997, approximately 23.2% of the loans were tied to non-lagging, high multiplier indexes such as Prime rate ($18.2 million) and 1 year treasury indexes ($9.9 million), while 24.8% ($30.1 million) were tied to the lagging certificate of deposit (CD) index and 25.2% ($30.5 million) were tied to the longer lagging COFI index. The remaining 26.8% ($32.4 million) of the loans had either fixed rates or rate adjustments every five years and therefore were not subject to rate changes.

     In 1997, Prime rate and the one year treasury index averaged .17% and .09% higher than they averaged in 1996, while the CD index, the COFI index, and fixed rate loans averaged .19%, .28% and .26% lower than they averaged in 1996. The yield on COFI and CD indexed loans were lower in 1997, due to the repricing timing, which occurs every six months based on the index available two months prior to adjustment date. Another reason the yield on the loan portfolio is lower than expected, given the higher federal funds rates in 1997, is the fact that in 1997 the Bank's average impaired loans which include nonaccrual loans and restructured loans increased to $2.64 million from $1.22 million in 1996. In 1997, if interest on nonaccrual loans had been accrued, such income would have been approximately $74,000 verses $7,000 in 1996. Loan fees, which are included in loan interest income and effect the loan yield, totalled $428,000 in 1997, compared to $441,000 in 1996.

     The aggregate effect of these influences was a 19 basis point decrease in net loan yield to 9.45% in 1997 from 9.64% in 1996. The result of the $5.7 million increase in average loan volume and the 19 basis point decrease in yield resulted in the $322,000 increase in interest and fee income from loans.

     As mentioned earlier, total average investments increased by $13.9 million in 1997. Although the yield earned on each investment category declined the combined yield increased due to the significant shift to the higher yielding taxable securities. The overall yield on investments increased by 1 basis points to 5.95% in 1997 from 5.94% in 1996. Consequently, in 1997 the increase in interest income from investments of $831,000 was a function of increased volume offset slightly by the decrease in yields. The increased volume accounted for $864,000, while the decrease in yields reduced income by $33,000. The $322,000 increase in interest and fee income from loans and the $831,000 increase in interest from investments resulted in the $1,153,000 increase in total interest income from 1996 to 1997.

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES

     Interest expense also increased in 1997 as higher average volumes more than offset slightly lower rates paid. As mentioned above, average interest-bearing liabilities increased $17.7 million in 1997 over the average balance in 1996. In 1997, average time deposits under $100,000 showed the most growth, increasing by $7.7 million to $38.2 million in 1997 from $30.5 million in 1996. The rate paid on these deposits increased to 5.15% in 1997 from 5.07% in 1996. The increased volume increased interest expense by $396,000 while the higher rate paid increased expense by $24,000 for a total increase of $420,000. Interest expense in 1997 on savings and money market demand accounts increased by $119,000 from the previous year. In 1997 the average balance in this category increased by $3.4 million while the average rate paid decreased by 2 basis points (.02%) to 3.76% in 1997 from 3.78% in 1996. Interest expense in 1997 on time deposits over $100,000 increased $105,000 from 1996 totals. In 1997, the average balance in time deposits over $100,000 was $2.0 million higher than the average balance in 1996, while the average rate paid was 2 basis points (.02%) lower than the 5.34% average rate paid in 1996. Average interest-bearing NOW accounts increased $5.1 million in 1997 over 1996 average balances, while the average rate paid declined by 14 basis points (.14%) for a net increase in interest expense of $37,000. Average security repurchase agreements decreased by $.6 million reducing interest expense by $30,000. Increased average balances and average rates paid on Federal funds purchased and other borrowed money were offset by decreased average balances and lower rates paid on subordinated debentures.

     The net effect of the above mentioned volume changes and average rates paid was a $657,000 increase in interest expense, to $6,122,000 in 1997 from $5,465,000 in 1996. The combined effect of the $657,000 increase in interest expense and the $17.7 million increase in volume was a 6 basis points (.06%) decline in the average rate paid on average interest bearing liabilities to 4.11% in 1997 from 4.17% in 1996.

     In summary, from 1996 to 1997, interest income decreased by $247,000 as a result of decreases in interest rates while interest expense decreased by $15,000, resulting in a $232,000 decrease in net interest income due to changes in interest rates. Interest income attributed to an increase in volume improved by $1,400,000, while interest expense attributed to increased volume rose by $672,000, for a increase in net interest income attributed to volume of $728,000. This increase and the $232,000 decrease in net interest income due to interest rate changes resulted in the $496,000 increase in net interest income. Net interest income was $8,133,000 in 1997 versus $7,637,000 in 1996 and $6,829,000 in 1995.

NONINTEREST INCOME AND EXPENSE

     Noninterest income was $1,920,000 (1.00% of average assets) in 1997 compared to $2,032,000 in 1996, a $112,000 (5.5%)
decrease. Service charges on deposit accounts increased by $65,000 in 1997 over 1996 and $24,000 in 1996 over 1995. Other fees and charges decreased by $97,000 in 1997 after increasing by $167,000 in 1996. In 1997, the Company recognized $4,000 in fee income from the sale of SBA guaranteed loans compared to $157,000 in 1996 from the sale of $1.8 million in SBA guaranteed loans. This accounted for 158% of the decrease in other fees and charges or, in other words, other fees and charges excluding SBA fee income increased by $56,000 in 1997. In 1995 the Bank did not recognize any fee income from the sale of SBA guaranteed loans.

     Income from real estate development ventures decreased by $39,000 to $503,000 in 1997 from $542,000 in 1996 and $481,000 in
1995. The sole real estate development venture in 1997, 1996 and 1995 was Pacific Plaza East, a 32,000 square foot commercial office building in Vacaville, California. Income from this property declined in 1997 due to a reduction in the occupancy rate from 100% in 1996 to 93% in 1997. At December 31, 1997, the building was 84% occupied. Management is negotiating with a potential tenant, which if successful, would increase occupancy to 90%. The Company is also considering utilizing the remaining 2,625 square feet for the relocation of its Main Vacaville Branch. Gains from the sale of securities decreased by $41,000 to $42,000 in 1997 from $83,000 in 1996.

     The table below depicts the changes in noninterest income from period to period.


                                                  Year Ended December 31,
                               ---------------------------------------------------------
                                 1997      1996   Incr. /       1996      1995  Incr./
                                                  (Decr.)                        (Decr.)
                               ---------------------------------------------------------
                                                  (Dollars in thousands)
Noninterest Income:
Service Charges on Deposit     $  908    $  843    $ 65       $  843    $  819    $ 24
Other Fees and Charges            467       564    ( 97)         564       397     167
                               ------    ------    ----       ------    ------    ----
Subtotal                        1,375     1,407    ( 32)       1,407     1,216     191
Income From Real Estate
 Development                      503       542    ( 39)         542       481      61
                               ------    ------    ----       ------    ------    ----
Subtotal                        1,878     1,949    ( 71)       1,949     1,697     252
Net Gain on the
 Sale of Securities                42        83    ( 41)          83       481   ( 398)
                               ------    ------    ----       ------    ------    ----

Total                          $1,920    $2,032   ($112)      $2,032    $2,178   ($146)
                               ======    ======    ====       ======    ======    ====
----------------------------------

     In 1997, noninterest expense totalled $7,329,000, an increase of $548,000 over 1996's total of $6,781,000, which was $151,000 more than the $6,630,000 reported in 1995. One measure of efficiency is the ratio of noninterest expense to average assets. This ratio has improved the last three years, from 4.19% in 1995 to 4.01% in 1996 and finally to 3.83% in 1997.

     In 1997, salaries and benefits increased by $134,000 to $3,476,000 in 1997 from $3,342,000 in 1996. In 1996 salaries and benefits increased by $205,000 from 1995's figure. Salary expense in the new Concord branch along with increased bonuses accounted for 110% of the increase. Other salary and benefits categories actually declined by $13,000.

     Occupancy expense increased by $107,000 (7.8%) in 1997 from 1996's total, which was $8,000 lower than the 1995 figure. In January 1997, the Bank completed tenant improvements in its Fairfield Branch to accommodate the relocation of the Bank's Data Processing department. The depreciation of this improvement in 1997 along with the increased occupancy expense associated with the new Concord Branch accounted for 105% of this increase.

     Other noninterest expense increased by 13.0% or $230,000 in 1997 over the figure reported in 1996, after declining by $78,000 (4.2%) in 1996 from the 1995 figure. In 1997, nonrecurring expense related to the proposed merger with SierraWest totalled $247,000, while other expenses related to the new Concord Branch increased $42,000. All other expenses as a group decreased by $59,000. In total, other noninterest expense declined by $230,000 to $2,003,000 in 1997 from $1,773,000 in
1996. In 1997, expense from Real Estate Development increased $77,000 to $377,000 from $300,000 in 1996. During 1997, the
Company wrote down the Pacific Plaza West property by $59,000 to more accurately reflect the market value. In addition, the Company paid $17,000 in lease commissions in 1997 verses no commissions paid in 1996.

The major components of noninterest expense are as follows:

                                              Year Ended December 31,
                            --------------------------------------------------------
                                    Net Income                    Net Income
                              1997     1996   Incr. /      1996     1995     Incr. /
                                              (Decr.)                        (Decr.)
                            --------------------------------------------------------
                                   (Dollars in thousands)
Noninterest Expenses:
Salary and Benefits          $3,476    $3,342   $134      $3,342    $3,137   $ 205
Occupancy, Furniture,
   Fixtures and Equipment     1,473     1,366    107       1,366     1,374  (    8)
Other Noninterest Exp.        2,003     1,773    230       1,773     1,851  (   78)
Expenses from
  Real Estate Development       377       300     77         300       268      32
                             ------    ------   ----      ------    ------    ----
Total
  Noninterest Expenses       $7,329    $6,781   $548      $6,781    $6,630   $ 151
                             ======    ======   ====      ======    ======    ====
-------------------------------------------

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $319,000 in 1997 compared to $411,000 in 1996 and $324,000 in 1995. The Bank experienced net charge-offs of $178,000 in 1997, or .15% of average loans, compared to $468,000, or .42% of average loans, in 1996 and $274,000, or .25% of average loans, in 1995.

     The $319,000 provision, when deducted from the net interest income figure of $8,133,000, resulted in net interest income after provision for loan losses of $7,814,000 for 1997. This amount, which is $588,000 higher than the $7,226,000 reported in 1996, represents a return on average assets of 4.09% in 1997. In 1996 and 1995, this ratio was 4.27% and 4.11%, respectively.

INCOME BEFORE PROVISION FOR INCOME TAXES

     The result of a 4.09% ratio of adjusted net interest income to average assets, a 1.00% noninterest income ratio and a 3.83% noninterest expense ratio, resulted in a ratio of Income before Provision for Income Taxes to average assets of 1.26%. This is a decline of .20% from 1.46% in 1996 which in turn was a .16% improvement over the 1.30% reported in 1995.

     The $588,000 increase in net interest income after provision for loan losses, the $112,000 decrease in noninterest income and the $548,000 increase in noninterest expenses reduced income before provision for income taxes by $72,000 to $2,405,000 in 1997 from $2,477,000 in 1996. This 1996 figure was $424,000 higher than the $2,053,000 reported in 1995.

PROVISION FOR INCOME TAXES / NET INCOME

     The Company recorded $966,000 in provision for income taxes in 1997 versus $918,000 in 1996 and $648,000 in 1995. The tax provisions reduced income to $1,439,000, $1,559,000 and $1,405,000 for 1997, 1996 and 1995, respectively. Provision for income taxes and the related effective tax rate in 1997 was higher than the 1996 amount and effective tax rate even though pre-tax in 1997 was $72,000 less than the 1996 figure. This anomaly resulted from approximately $200,000 of the merger related expenses being non-tax deductible.

     The before tax Return on Average Assets (ROA) was 1.26% in
1997. After deducting the provision for income taxes, .51% of average assets, ROA in 1997 was .75%, down from an ROA of .92% in 1996 and .89% in 1995.

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

     The following table shows the composition of the loan portfolio by major category of loan as of the dates indicated:


                                              Year Ended December 31,
                              ----------------------------------------------------
                                1997       1996       1995       1994       1993
                              ----------------------------------------------------
Loan Categories:                              (Dollars in thousands)
Real Estate Mortgage:
   Commercial                 $ 72,672   $ 64,634   $ 61,942   $ 60,206   $ 56,401
   Residential                  18,106     17,612     15,456     19,272     18,063
                              --------   --------   --------   --------   --------

Total Real Estate Mortgage      90,778     82,246     77,398     79,478     74,464
Commercial                      10,348      8,926      9,908      9,348     10,269
Real Estate Construction         6,042      6,408      9,553      9,433      9,723
Consumer                        13,894     16,045     14,265     12,937     13,252
                              --------   --------   --------   --------   --------
Total Loans                    121,062    113,625    111,124    111,196    107,708
   Less
     Allowance for Loan Losses   1,242      1,101      1,158      1,108      1,090
     Deferred Loan Fees            498        599        732        940        892
                              --------   --------   --------   --------   --------
Net Loans                     $119,322   $111,925   $109,234   $109,148   $105,726
                              ========   ========   ========   ========   ========
---------------------------------------

     The loan portfolio consists of: (1) commercial loans; (2) real estate construction loans; (3) consumer loans (loans to individuals for household, family and other personal expenditures, including revolving equity loans); and (4) real estate mortgage loans. These categories accounted for approximately 9%, 5%, 11% and 75%, respectively, of the total loan portfolio at December 31, 1997. Loans are generally made to persons or businesses with whom it has an existing relationship or anticipates developing such a relationship.

     Because loans are the highest yielding assets, maximizing the loan-to-deposit ratio increases interest income, however, in order to prudently manage its liquidity, the loan policy calls for it to maintain a loan-to-deposit ratio target is between 70% and 85%. The loan-to-deposit ratio was 69% and 67% at December 31, 1997 and 1996, respectively. The ratio is below target at year end 1997 and 1996 due to the addition of approximately $15.5 million in deposits purchased from Tracy Federal Savings Bank (Concord Branch) without corresponding loan balances in the fourth quarter of 1996.

     With certain exceptions, the Bank is permitted under applicable law to make loans which are unsecured to single borrowers in aggregate amounts of up to 15% of the sum of the Bank's total capital, including subordinated debt, and allowance for possible loan losses for unsecured loans (as defined for regulatory purposes), and up to 25% of such sum in the aggregate for unsecured and secured loans (as defined for regulatory purposes). As of December 31, 1997, these lending limits were approximately $2,933,000 for unsecured loans and $4,889,000 for unsecured and secured loans. The Bank sells participations in its loans where necessary to stay within its lending limits. However, the unsecured limit is used as a guideline for the maximum amount it will lend to any one borrower on a secured basis.

REAL ESTATE MORTGAGE LOANS

     Real estate mortgage loans consist primarily of loans secured by commercial real property and by first liens on single-family residential properties.

     As of December 31, 1997, outstanding commercial mortgage loans totalled $72,672,000, or 60% of total loans. This represents an increase in outstanding balances of $8,038,000 since year end 1996. Of these loans, $62.1 million were adjustable rate loans while $10.6 million had fixed rates. These loans are secured by first or second deeds of trust on both owner occupied and nonowner occupied commercial properties, and generally have 5 to 15 year maturities with 15 to 25 year amortizations (miniperms). The Bank generally conducts market rent surveys and requires all borrowers to meet minimum debt service ratios. The Bank also makes loans in conjunction with Small Business Administration ("SBA") sponsored programs. With the SBA 504 program, the Bank takes a first deed of trust on the property generally at a loan to value ratio of 50%. The SBA then makes an additional loan in second position of up to 40% of value. With the SBA 7A program, the Bank makes commercial loans for the purchase of inventory, equipment, or real estate or to fund working capital, and the SBA provides a guaranty up to 80% of the loan amount.

     As of December 31, 1997, residential mortgage loans totalled $18,106,000, or 15% of total loans. This loan category increased $494,000 over the $17,612,000 outstanding at December 31, 1996. These loans were secured by first or second deeds of trust predominately by property in Solano County. Of these loans, $2.0 million or 11% were fixed rate mortgage loans having original terms ranging from one to 30 years, with the majority having remaining terms of less than 5 years. The other $16.1 million or 89% were held as adjustable rate mortgages which are adjusted either semiannually or annually based on either the COFI Index or the CD Index (the secondary market monthly average interest rate or yield for large negotiable certificates of deposit ($100,000 or more with maturity of one month)). The above loans consist of 1-4 family residential loans, multi-family loans, second mortgage loans, and loans on improved single family lots. The majority of the residential mortgage loans have been underwritten for the portfolio, and such loans do not necessarily meet standard underwriting criteria for sale in the secondary market. The Bank uses certain of the credit underwriting criteria applicable to loans for sale in the secondary market, but chooses not to use certain other underwriting criteria which in the opinion of management do not materially affect credit quality. The loan to appraised value ratio is generally 80% or less when originated. The Bank does not generally make residential real estate loans on a negative amortization basis.

COMMERCIAL LOANS

     Commercial loans consist primarily of financing for businesses and professionals in Solano County. At December 31, 1997, these loans totalled $10,348,000, or 9% of total loans. This figure is $1,422,000 higher than the figure reported December 31, 1996. The commercial loans are diversified as to industries and type of businesses with no material industry concentration. Commercial borrowers generally have deposit relationships with the Bank. Commercial loans are made for the purposes of providing working capital, financing the purchase of equipment or inventory and for other business purposes. Such loans include loans with maturities ranging from thirty days to twelve months and "term loans" which are loans with maturities normally ranging from one to seven years. Short-term business loans are generally used to finance current transactions and typically provide for periodic interest payments, with principal being payable monthly, quarterly or at maturity. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest. In 1996, the Bank began offering an additional service to its commercial customers called Business Manager. Under this program account receivables are purchased from its customer for a discount fee. At December 31, 1997, Business Manager loans totalled $1,198,000.

     In commercial lending, the amount of losses as a percentage of outstanding loans can vary widely from period to period and is particularly sensitive to the fluctuations caused by changing economic conditions. Charged off commercial loans totalled $88,000 and $217,000 in 1997 and 1996, respectively.

REAL ESTATE CONSTRUCTION LOANS

     Real estate construction loans are made to finance the construction of commercial and single-family residential property and, typically, have short maturities. Construction lending involves certain risks not inherent in other forms of real estate financing. The Bank does not require construction loan borrowers to obtain commitments for permanent takeout financing from other lenders. As a result, the Bank may be required to grant permanent financing or extend its construction loans beyond anticipated maturity periods in times of rising interest rates or reduced availability of permanent financing from other lenders. At December 31, 1997 there were ten such permanent financing loans totaling approximately $1,146,000. Management does not believe that the extension of these loans results in substantial additional credit risk to the Bank.

     Currently there are 47 construction loans with an average balance of approximately $129,000. As of December 31, 1997, these loans totalled $6,042,000, or 5% of the loan portfolio. This is $366,000 lower than the figure reported as of December 31, 1996.

     Construction loans are funded on a line-item, percentage of completion basis. As the builder completes various line items (foundation, framing, electrical, etc.) of the project, or portions of those line items, the work is reviewed by an officer of the Bank. Upon approval from the officer, the Bank funds the draw request according to the percentage completion of the line items that have been approved. Actual funding checks must be signed by an officer of the Bank. Charged off real estate construction loans totalled $10,000 and $181,000 in 1997 and 1996, respectively.

CONSUMER LOANS

     Consumer loans are made for the purpose of financing the purchase of various types of consumer goods, home improvement loans, and other personal loans. Consumer installment loans generally provide for the monthly payment of principal and interest. Most of the consumer installment loans are secured by the personal property being purchased or a second deed of trust on the borrower's residence. As of December 31, 1997, consumer loans totalled $13,894,000, or 11% of the portfolio, a decrease of $2,151,000 from the figure reported December 31, 1996.

LOAN COMMITMENTS

     In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the financial statements. As of December 31, 1997, outstanding undisbursed loan commitments totalled approximately $18.2 million. In the opinion of management, annual review of the commercial credit lines and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. The undisbursed loan commitments include $3.9 million (38% of the outstanding balance) of commercial loans, $3.8 million (63% of the outstanding balance) of real estate construction loans, and $10.5 million (76% of outstanding balance) of consumer loans. Undisbursed commercial loan commitments represent primarily business lines of credit. Undisbursed construction commitments represent undisbursed funding on construction projects in process. The consumer loan commitments represent approved, secured (equity) lines of credit, and unsecured personal lines of credit.

     The Company had standby letters of credit outstanding aggregating $504,000 and $649,000 at December 31, 1997 and 1996,
respectively.


ASSET QUALITY

     The risk of nonpayment of loans is inherent in commercial banking. To a large extent, the degree of perceived risk is taken into account in establishing the loan structure, the interest rate and security for specific loans and various types of loans. The Bank also attempts to minimize its credit risk exposure by use of thorough loan application, approval and review procedures.

     The primary risk elements considered by management with respect to each installment and conventional real estate loan are the lack of timely payments and the value of the collateral. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. As the majority of the loan portfolio is held in real estate related loans, particular attention is given to factors affecting the real estate markets. The primary risk elements considered by management with respect to real estate construction loans are fluctuations in real estate values in the Company's market areas, fluctuations in interest rates, the availability of conventional financing, the demand for housing in the Company's market areas, and general economic conditions. The primary risk elements with respect to commercial loans are the financial condition of the borrower, general economic conditions in the Company's market area, the sufficiency of collateral, the timeliness of payment, and, with respect to adjustable rate loans, interest rate fluctuations.

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

     With respect to the policy of placing loans 90 days or more past due on nonaccrual status unless the loan is well secured and in the process of collection, a loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. When a loan is placed on nonaccrual status, the general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable. Where the collectibility of the principal or interest on a loan is considered to be doubtful by management, it is placed on nonaccrual status prior to becoming 90 days delinquent. For loans where the collateral has been repossessed, the property is classified as OREO or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.

     The following table sets forth the amount of the nonperforming assets as of the dates indicated.


                                               Year Ended December 31,
                                   --------------------------------------------------
                                    1997      1996      1995       1994      1993
                                   --------------------------------------------------
                                                (Dollars in thousands)
Nonperforming Assets:
   Nonaccrual Loans                 $966     $   70     $1,049     $1,258     $179
   Accruing Loans Past
    Due 90 Days or More              194         67         78        496      127
                                    ----     ------     ------     ------    -----
Total Nonperforming Loans          1,160        137      1,127      1,754      306
   Other Real Estate Owned            96        150        182        374      389
                                    ----     ------     ------     ------    -----
Total Nonperforming Assets         1,256       $287     $1,309     $2,128     $695
                                    ----     ------     ------     ------    -----
Performing Restructured Loans      1,262     $  974     $  470     $    0     $946
Allowance for Loan Losses
     to Nonperforming Loans          107%       804%       103%        63%     356%
Allowance for Loan Losses
     to Nonperforming Assets          99%       384%        88%        52%     157%
Allowance for Loan Losses
     to Nonperforming Assets
     and Performing
     Restructured Loans               49%        87%        65%       52%       66%
Nonperforming Loans
     to Total Assets                 .59%       .07%       .70%     1.12%      .21%
Nonperforming Assets
     to Total Assets                 .64%       .15%       .82%     1.36%      .47%
Nonperforming Assets and
     Performing Restructured
     Loans to Total Assets          1.28%       .66%      1.11%     1.36%     1.10%
-----------------------------

     At December 31, 1997 and 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 was approximately $2,454,000 and $2,648,000. The total allowance for loan losses related to these loans was $443,000 and $278,000 at December 31, 1997 and 1996. For the
years ended December 31, 1997 and 1996, the average recorded investment in loans for which impairment has been recognized was approximately $2,642,000 and $1,218,000. During the portion of the year that the loans were impaired, the Company recognized interest income of approximately $104,000 and $28,000 for cash payments received in 1997 and 1996.

     Interest income on nonaccrual loans which would have been recognized if all such loans had been current in accordance with their terms totalled $74,000, $7,000 and $203,000 in 1997, 1996 and 1995, respectively. Nonperforming assets increased to $1,256,000 or .64% of total assets, at December 31, 1997, from $287,000 or .15% of total assets, at December 31, 1996.

     Included in the impaired loans above were three nonaccrual loans to two borrowers totalling $70,000 at December 31, 1996. In 1997, the Bank charged off these three loans totalling $70,000. At December 31, 1997 there were three nonaccrual loans to three borrowers totalling $966,000. Two loans totalling $1,198,000 are secured by a commercial office/warehouse building in Suisun, California. In early 1997, management became aware that this 29,000 square foot building was 44% vacant. At that time both loans were restructured. One loan with an outstanding balance of $917,000 at December 31, 1997 was placed on nonaccrual status and the other loan with an outstanding balance of $280,000 at December 31, 1997, was categorized as a performing restructured loan. Although no interest was realized on the nonaccrual loan in 1997, the borrower/building was able to generate sufficient cash flow to reduce the principal by $18,000. The other loan has performed under the terms of the restructure agreement. The building currently has a 70% occupancy rate. Under the terms of the restructure agreement, the reduction in interest is deferred and remains an obligation of the borrower. The Bank believes the borrower will be able to fully service the loan under the original terms at the time the building becomes approximately 90% occupied. The Bank has an allowance for loan loss allocation of $180,000 on these two loans. Two other loans to two other borrowers with outstanding balances of $26,000 and $23,000 were also placed on nonaccrual status in 1997. In January 1998, the $26,000 nonaccrual loan was paid off by the SBA.

     At December 31, 1996, OREO consisted of one foreclosed real estate property with a carrying value of $150,000. This commercial property in Vallejo, California was sold in 1997 for $135,000, resulting in a $15,000 loss from the sale of OREO. In 1997, the Bank acquired, four residential properties totalling $437,000 through foreclosure and subsequently sold three of these properties resulting in a net loss of $10,000. At December 31, 1997, OREO consisted of the remaining residential property in Fairfield, California with a carrying value of $96,000.

     At December 31, 1996, there was two performing restructured loans for $974,000. One loan with an outstanding balance of $412,000 at December 31, 1996 was removed from performing restructured status in 1997 as the borrower became able and willing to perform under the original terms of the loan. The other loan with an outstanding balance of $562,000 at December 31, 1996 is secured by a 7,500 square foot commercial office building. This loan, which was restructured on a month to month basis to receive principal based on the original amortization schedule, while the interest rate was reduced to approximately 6.80%, continues to perform under the restructured terms. In 1997, the Bank realized $37,000 in interest income on this loan, while the outstanding principal was reduced to $548,000.

     In February 1997, two loans totalling $444,000 secured by the two remaining suites in an eight unit medical condominium office building in Vacaville, California were restructured. The borrower has leased one of the units and the Bank has financed the tenant improvement costs. These loans were restructured for six months at approximately 2% to allow the borrower time to lease or sell the final unit. The borrower reported in November 1997 that they had two potential purchasers but as of the date of this report, no transaction has occurred. At December 31, 1997, the outstanding balance on these two loans was $434,000.

     At December 31, 1997, performing restructured loans consisted of the above mentioned four loans to three borrowers for a total of $1,262,000 ($280,000, $548,000 and $434,000).

     Potential increase in the volume of nonperforming assets will depend, upon other events and upon the economic environment. The Bank has identified loans, totalling $577,000, where known information about the possible credit problems of the borrowers cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may become nonperforming in the future. This total consists of eight loans to seven borrowers. Four loans totalling $249,000 to four borrowers are secured by either a First or a Second Deed of Trust on single family residences. Notices of default were filed on these properties in February 1998 and March 1998. Due to loan to value and marketability of these properties minimal loss is expected. The Bank has an unsecured loan for $15,000 and a real estate secured loan for $78,000 to one borrower. Based on the borrower's financial condition the unsecured loan may result in a loss and the secured loan may result in a minimal loss. The other two loans to two borrowers totalling $247,000 are commercial loans. One loan for $92,000 with a 80% SBA guarantee was placed on nonaccrual in early 1998 due to the borrowing filing Chapter 13 bankruptcy. Upon liquidation of collateral, a small loss is anticipated. The other loan for $155,000 is an unsecured line of credit to a Real Estate Developer. Due to the soft real estate market, which has delayed development projects, this Developer has been unable to pay off this line. Payments are being made as agreed, but this loan may become nonperforming or a loss in the future.

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

LOAN CONCENTRATIONS

     As of December 31, 1997, the only concentration of loans to any individual, business, or industry exceeding 10% of total loans was Real Estate loans secured by commercial office properties, which represented 29.0% of total loans.

SUMMARY OF THE ALLOWANCE FOR LOAN LOSSES

     The Bank maintains an allowance for estimated losses inherent in existing loans and commitments. Additions to the allowance are made by charges to operating expense in the form of a provision for possible loan losses. Where a loss is considered probable, loans are charged against the allowance while any recoveries are credited to the allowance. The allowance for loan losses is maintained at a level determined by management to be adequate, based on the performance of loans in the portfolio, with particular attention to credit risks associated with any loans past due thirty days or more, evaluation of collateral for such loans, historical loan loss experience, examination reports prepared by regulatory agencies, the prospects or net worth of the borrowers or guarantors, anticipated growth in the portfolio, prevailing economic conditions and such other factors which, in the Bank's judgment, deserve consideration in the estimation of possible loan losses.

     The following table provides certain information with respect to the allowance for loan losses as well as charge-offs, recoveries and certain related ratios:

                                                   Year ended December 31,
                                   ----------------------------------------------------
                                     1997       1996       1995        1994       1993
                                   ----------------------------------------------------
                                                   (Dollars in thousands)
Allowance for loan Losses:
Balance at Beginning of Period     $  1,101   $  1,158   $ 1,108    $  1,090   $    933
Charge Offs:
 Commercial                              88        217        104         44        142
 Real Estate Construction                10        181         72        146          0
 Real Estate Mortgage                    20         83         31          0         41
 Consumer Loans                         106         15         75         49          4
                                   ----------------------------------------------------
Total Charge Offs                       224        496        282        239        187
Recoveries:
 Commercial                              24          1          2          1         75
 Real Estate Construction                 0         25          0          0          0
 Real Estate Mortgage                    13          1          0          0          0
 Consumer Loans                           9          1          6          0          0
                                   ----------------------------------------------------
Total Recoveries                         46         28          8          1         75
Net Charge Offs                         178        468        274        238        112
Provision for Loan Losses               319        411        324        256        269
                                   ----------------------------------------------------
Balance at End of Period           $  1,242   $  1,101   $  1,158   $  1,108   $  1,090
                                   ====================================================
Loans:
Average Loans Outstanding
 During Period (Net)               $116,726   $111,052   $109,372   $106,408   $105,868

Total Loans at End of Period       $121,062   $113,625   $111,124   $111,196   $107,708

Ratios:
Net Loans Charged Off to
 Average Loans                          .15%       .42%       .25%       .22%       .11%
Net Loans Charged Off to
 Total Loans at End of Period           .15%       .41%       .25%       .21%       .10%
Net Loans Charged Off to
 Allowance for Loan Losses             14.3%      42.5%      23.7%      21.5%      10.3%
Net Loans Charged Off to
 Provision for Loan Losses             55.8%     113.8%      84.6%      93.0%      41.6%
Allowance for Loan Losses to
 Average Loans                         1.06%       .99%      1.06%      1.04%      1.03%
Allowance for Loan Losses to
 Total Loans at End of Period          1.03%       .97%      1.04%      1.00%      1.01%
Allowance for Loan Losses to
 Nonperforming Loans                    107%       804%       103%        63%       356%
Allowance for Loan Losses to
 Nonperforming Assets                    99%       384%        88%        52%       157%
Allowance for Loan Losses to
 Nonperforming Assets and
 Performing Restructured Loans           49%        87%        65%        52%        66%
------------------------------------

     The provision for loan losses represents management's determination of the amount necessary to be added to the allowance for loan losses to bring it to a level which is considered adequate in relation to the risk of future losses inherent in the loan portfolio. While it is the policy to charge off in the current period those loans where a loss is considered probable, there also exists the risk of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Because this risk is continually changing in response to factors beyond the control of the Company, such as the state of the economy, management's judgment as to the adequacy of the allowance for loan losses is necessarily an approximate one. Management believes that the allowance for loan losses of $1,242,000 at December 31, 1997, which constituted
1.03% of total loans, is adequate as an allowance against foreseeable loan losses as of December 31, 1997.

     The following table shows the allocation of the allowance for loan losses and the percent of loans in each category to total loans as of the periods indicated.

                                  December 31, 1997                December 31, 1996
                              -----------------------------------------------------------------
                              Allowance for    % of Loans      Allowance for   % of Loans
                              Loan Losses      in each         Loan Losses     in each
                                               Category                        Category
                                               to Total Loans                  to Total Loans
                              -----------------------------------------------------------------
Loan Categories:                              (Dollars in thousands)
Real Estate Mortgage:
   Residential                 $     46             4%          $    192            15%
   Commercial                       617            50                469            57
                              -----------------------------------------------------------------
Total Real Estate Mortgage          663            54                661            72
Commercial                          233            19                214             8
Real Estate Construction            152            12                 91             6
Consumer (Inc. ELOC)                180            14                 52            14
Unallocated                          14             1                 83           ---
                              -----------------------------------------------------------------
     Total                     $  1,242           100%          $  1,101           100%
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

     At December 31, 1997, the net unrealized loss on securities available for sale was $215,000, resulting in a reduction in stockholders' equity of $125,000 and a $90,000 increase in deferred tax assets. At December 31, 1997, the amortized cost of available for sale securities totalled $48,680,000, consisting of $8,083,000 variable rate (COFI) U. S. Government Agency Bonds, $17,112,000 in fixed rate short term (less than 5 years) U.S. Treasury and U.S. Government Agency Securities, $17,303,000 in variable rate (Prime rate and 1 year CMT) U. S. Government Agency Bonds, $4,590,000 in fixed rate municipal bonds, $1,000,000 in fixed rate long term (greater than 5 years) U.S. Government Agency Bonds and $592,000 in Federal Home Loan Bank (FHLB) stock. The $4,364,000 decrease in investments which was used to fund loan growth was distributed as follows, a $1,062,000 decline in lagging COFI Indexed U.S. Agency Bonds, an $851,000 reduction in fixed rate short term U.S. Treasury and Agency Bonds, a $1,970,000 reduction in variable rate U.S. Agency Bonds and a $506,000 reduction in fixed rate long term U.S. Agency bonds.

     At December 31, 1996 the total reduction in the carrying value of investment securities available for sale was $475,000, along with a reduction to stockholders' equity of $276,000 and a $199,000 increase in deferred tax assets. At December 31, 1996, the amortized cost of available for sale securities totalled $53,044,000, consisting of $9,145,000 in variable rate (COFI) U.
S. Government Agency Bonds, $17,963,000 in fixed rate short term (less than 5 years) U.S. Treasury and U.S. Government Agency Securities, $19,273,000 in variable rate (Prime rate and 1-year
CMT) U. S. Government Agency Bonds, $4,667,000 in fixed rate municipal bonds, $1,506,000 in fixed rate long term (greater than 5 years) U.S. Government Agency Bonds and $490,000 in Federal Home Loan Bank (FHLB) stock. As detailed above, holdings in both fixed rate short term U.S. agency bonds and variable rate U.S. agency bonds tied to prime and the 1-year CMT index were significantly increased. It also reduced holdings in U.S. Government Agency bonds tied to the lagging COFI index and long term fixed rate municipal bonds.

     At December 31, 1997 and 1996, the Company did not have any investment securities designated as held to maturity or considered to be held for trading under the provisions of SFAS
No. 115.

     In 1997, $6,015,000 available for sale securities were sold for liquidity purposes, to reduce interest rate risk or in response to changes in interest rates. The Bank also had pay downs on its U.S. Agency bonds (SBA or mortgage backed securities) of $6,434,000. The above-mentioned transactions resulted in a pretax profit of $42,000. In addition, $4,060,000 in municipal and U. S. Agency bonds either matured or were called.

     The Company has entered into interest rate swap agreements with the Federal Home Loan Bank as described below. The effect of the $10,000,000 notional amount agreement was to shorten the lag time in interest rate fluctuations from the 11th District Cost of Funds Index (COFI) to the treasury bill to enable the Company to better match the timing of the repricing of certain liabilities. The effect of the $900,000 notional amount agreement was to lock in an interest rate spread on a fixed interest rate loan of a similar amount and term.


----------------------------------------------------------------------------
                                                       1997          1996
                                                      Net          Net
          Original                                  Interest     Interest
  Notional   Issue    Original  Company   Company     Expense      Expense
   Amount    Date       Term      Pays    Receives    Recognized   Recognized
----------------------------------------------------------------------------
$10,000,000  5-24-96   5-years  COFI        3-mo       $40,000      $19,000
                                plus .65%   treasury
                                (floating   bill
                                 rate)      (floating
                                             rate)

$   900,000  1-24-97   7-years  6.74%       1-yr       $10,000
                                (fixed      constant
                                  rate)     maturity
                                            treasury
                                            index
                                            (floating
                                            rate)


     Interest-rate swap agreements involve not only the risk of dealing with counter parties and their ability to meet the terms of the contracts but also the interest-rate risk associated with unmatched positions. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

     At December 31,1997, the Company did not have any investment securities issued by a single issuer, which the aggregate book value of such securities exceeded ten percent of stockholders' equity other than those issued by the U.S. Government and U. S. Government agencies and corporations.

     The following table shows the carrying amounts and approximate fair values of investment securities available for sale at December 31, 1997 and 1996:

                                            1997                        1996
                                 -----------------------------------------------------
                                  Amortized     Carrying     Amortized     Carrying
                                  Cost          Amount       Cost          Amount
                                                (Fair Value)               (Fair Value)
                                 -----------------------------------------------------
                                                  (Dollars in thousands)
U.S. Treasury Securities and
  Securities of other U.S.
  Government Agencies
  and Corporations                 $43,498        $43,190     $47,887        $47,395
Obligations of States of the
  U.S. and Political Subdivisions    4,590          4,683       4,667          4,684
Other Securities                       592            592         490            490
                                 -----------------------------------------------------
Total                              $48,680        $48,465     $53,044        $52,569
                                 =====================================================
-------------------------------------------

     At December 31, 1997 and 1996, investment securities having carrying amounts of approximately $11,155,000 and $10,171,000, respectively, were pledged to secure public deposits and short-term borrowings and for other purposes required or permitted by law.

     The following table sets forth the maturity distribution and weighted average yield of available for sale securities (other than FHLB stock with a carrying value of approximately $592,000), categorized by type of security, including securities issued by U.S. Government agencies, states and political subdivisions as of December 31, 1997:

                                                          Available for Sale
---------------------------------------------------------------------------------------
                                                         Fair           Weighted
December 31, 1997                                        Value        Average Yield<F1>
---------------------------------------------------------------------------------------
                                                        (Dollars in thousands)
U.S. Treasury Securities and
Securities of Government Agencies and Corporations

Due within one year                                     $ 6,032           5.70%
Due after one year but within five years                 11,568           6.17
Due after five years but within ten years                   839           7.06
Due after ten years                                      24,751           6.11
                                                        -------           ----
                                                        $43,190           6.09%
                                                        =======           ====
Obligations of States of the
   U.S. and Political Subdivisions(F1)
Due within one year                                     $   259           5.96%
Due after one year but within five years                  1,289           4.33
Due after five years but within ten years                 2,703           5.06
Due after ten years                                         432           5.58
                                                        -------           ----
                                                        $ 4,683           4.95%
                                                        -------           ----
                                                        $47,873           5.98%
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

     The deposit distribution, in terms of maturity and applicable interest rates, is a primary determinant of the Company's cost of funds and the relative stability of its supply of funds. Deposits are, for the most part, no longer subject to interest rate limitations, and interest rates on such deposits tend to reflect current market rates of interest available to depositors on alternative investments at the time of deposit. At December 31, 1997, the aggregate amount of time, savings and interest-bearing demand deposits was 82% of total deposits. As of December 31, 1997, the Company did not have any foreign deposits, nor, except as noted below, did it have any material concentrations of deposits in any one industry or business. However, the Bank's escrow deposits from a local title company, which are demand deposits, are volatile and occasionally exceeded 5% of total deposits. Such escrow deposits averaged $3,681,000 and $2,876,000 in 1997 and 1996, respectively, and accounted for about 14% and 12% of average demand deposits and 2% of average total deposits during 1997 and 1996. The loss of these escrow deposits would likely require the Bank to replace some or all of such funds with more costly interest-bearing deposits which would likely increase the Company's cost of funds and decrease earnings. At year end 1997, the Bank has had an ongoing deposit relationship with the title company for almost eight years. The Bank does not experience substantial seasonal fluctuations in deposit levels.

     The average rate paid on total deposits for 1997, 1996 and 1995, was 3.33%, 3.32% and 3.58%, respectively.

     The following table, sets forth by time remaining to maturity, domestic time deposits in amounts of $100,000 or more at December 31, 1997:

                                                 (Dollars
          Remaining Maturity:                     in thousands)
          ---------------------------            --------------
          Three Months or Less                      $ 12,803
          Over Three Months through Six Months         4,099
          Over Six Months through Twelve Months        4,186
          Over One Year                                1,142
                                                    --------
               Total                                $ 21,088
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

     Liquidity is measured by various ratios, the most common being the liquidity ratio of cash, time deposits in other banks, Federal Funds sold, and investment securities as compared to total assets. At December 31, 1995 this ratio was 26%. In 1996 and 1997, as loan growth was nominal and securities increased, this ratio increased to 36% and 34%, respectively. Another relevant measure of liquidity is the ratio of total loans to total deposits. This ratio also changed in 1996 and 1997, due to the slow loan growth, dropping from 78% at year end 1995 to 67% and 69% at December 31, 1996 and 1997, respectively. This large drop in the loan to deposit ratio in 1996 was also a function of the Concord branch purchase which added about $15.5 million in deposits and only $.14 million in loans at year end 1996. As of December 31, 1997, the Company through the Bank could borrow up to $8,500,000 from its correspondent banks under informal arrangements should its liquidity needs so mandate. The Bank has made arrangements with the Federal Reserve to borrow funds at the discount window. In addition, the Bank is a member of the FHLB where it can borrow approximately $6,500,000. Outstanding borrowings from the FHLB were $2,650,000 at December 31, 1997.

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

     A major tool used by this Committee and the Board ALCO is the ALX Asset / Liability computer model (ALX). This model, which is run quarterly, measures a number of risks, including liquidity risk, capital adequacy risk, interest rate risk and market risk. The model analyzes the mix and repricing characteristics of interest rate sensitive assets and liabilities using multipliers (the degree interest rates change when federal funds change) and lags (the time it takes rates to change after federal funds rate change). The model simulates the effects of net interest income and market risk when federal funds change. The ALCO committee then uses this information, in conjunction with, current and projected economic conditions and the outlook for interest rates to set loan strategies, investment strategies and funding strategies, which include loan and deposit pricing, volume and mix of each asset and liability category and proposed changes to the maturity distribution of assets and liabilities. The Asset / Liability policy states that the Bank will monitor and limit interest rate risk as follows:

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

     At December 31, 1997, the ALX model showed the Bank was liability sensitive with a decrease in NII of $66,000 or 0.8% for a 1% increase in the federal funds rate and a $462,000 or 5.7% decrease in NII for a 2% increase in the federal funds rate. In contrast, for a 1% and 2% decrease in the federal funds rate, the model showed the Bank's NII would increase $31,000 or .4% and $343,000 or 4.2%, respectively. All of these figures are within policy.

     At December 31, 1997 market risk, as measured by the model, for a 3% increase in market rates, was 9.7% of equity capital, well within policy, and the market risk adjusted leverage and risk based capital ratios were 6.3% and 12.3%, respectively, also well within policy.

     When the Bank is liability sensitive, as it was at December 31, 1997, management will discontinue or limit the use of longer lagging indexes such as the 11th District Cost of Funds (COFI) for loan pricing and switch to more market sensitive indexes. In the security portfolio, the Bank will switch from fixed rate investments, as well as investments tied to lagging indexes, to short term securities and/or to securities tied to more market sensitive indexes. The Bank will also use interest rate swaps, when appropriate, to reposition the Bank's interest rate risk.

     The following table shows the interest sensitive assets and liabilities gap, which is the measure of interest sensitive assets over interest bearing liabilities, for each individual repricing period on a cumulative basis:

INTEREST RATE SENSITIVITY GAP

                                                         1997
                            ----------------------------------------------------------------
                                                       After
                                                       Three     After
                                            Next Day   Months     One
Assets and Liabilities                      Through     But     Through     After
Which Mature or Reprice:                     Three     Within     Five       Five
                            Immediately<F1>  Months   One Year   Years      Years     Total
                            ----------------------------------------------------------------
                                                  Dollars in Thousands
                            ----------------------------------------------------------------
Federal Funds Sold            $ 8,775       $     --  $     --  $     --  $     --  $  8,775
Investment Securities              --         29,637     2,250    12,447     4,131    48,465
Total Loans                    27,357         11,697    50,942    20,363    10,703   121,062
Total Interest
 Earning Assets                36,132         41,334    53,192    32,810    14,834   178,302
                              =======       ========  ========  ========  ========  ========
Cumulative Interest
 Earning Assets                36,132         77,466   130,658   163,468   178,302   178,302
Interest Bearing
 Transaction Accounts          23,907             --        --        --        --    23,907
Savings Accounts               59,163             --        --        --        --    59,163
Time Deposits                       0         28,221    26,805     4,516         0    59,542
Repurchase Agreements              --            359       229        --        --       588
Other Borrowed Funds                                                         2,650     2,650
Subordinated Debentures            --             --     2,468        --        --     2,468
Total Interest
 Bearing Liabilities           83,070         28,580    29,502     4,516     2,650   148,318
                              =======       ========  ========  ========  ========  ========
Cumulative Interest
 Bearing Liabilities           83,070        111,650   141,152   145,668   148,318   148,318

Interest Rate
 Sensitivity Gap              (46,938)        12,754    23,690    28,294    12,184    29,984
Cumulative Interest
 Rate Sensitivity Gap         (46,938)       (34,184)  (10,494)   17,800    29,984    29,984
Interest Rate
 Sensitivity Gap Ratio <F2>        44%           145%      180%      727%      100%      120%
Cumulative Interest Rate
 Sensitivity Gap Ratio <F3>        44%            69%       93%      112%      120%      120%
-----------------------------------------

<F1>  Includes $10,524,000 in regular savings accounts which are subject to interest rate changes.
<F2>  The interest rate sensitivity Gap Ratio for each time
      period presented is calculated by dividing the respective total interest earning assets by total interest bearing liabilities.
<F3>  The cumulative interest rate sensitivity Gap ratio, for each time period presented, is calculated by dividing the respective cumulative interest earning assets by cumulative interest bearing liabilities.

     Both the traditional GAP analysis and the asset liability simulation model indicated, in the twelve-month period ending December 31, 1997, the Company and the Bank were liability sensitive. In 1996, average interest rates, as measured by the average Federal Funds rate, were .50% lower than they were in 1995, 5.80% in 1995 verses 5.30% in 1996. In 1997, average
Federal Funds interest rates rose slightly to 5.44%. The Company's liability sensitive posture had a negative impact on net interest margins as predicted by the asset liability simulation model. Although net interest income increased by $496,000 in 1997 over 1996 results, a $728,000 improvement in net interest income due to higher volumes was offset by a $232,000 decline in interest income due to changes in interest rates. Changes in interest income on loans attributed to interest rates accounted for $214,000 of this decline. Lower loan fees, higher unrealized interest on nonaccrual loans and lower loan rates on loans tied to slow and lagging loan indexes such as the 11th District Cost of Funds, were the factors causing this reduction. Interest rate sensitivity measured by the gap method does not consider the impact of different multipliers and lags. Neither method of measuring interest rate sensitivity takes into account actions that management could take to modify the effect to net interest income if interest rates were to rise or fall, or the behavior of consumers in response to changes in interest rates.

     At year end 1997, the Company had $130,658,000 in assets and $141,152,000 in liabilities repricing within one year, resulting in a cumulative gap ratio of 93%. Stated differently, 7% of interest-rate sensitive liabilities are unmatched through one year. The Company could experience a decrease in its net interest margin if the general level of interest rates were to rise. At year end 1997, the Company had $30,004,000 more in interest rate sensitive assets than it did in interest rate sensitive liabilities. The principal funding source of these assets is $32,120,000 in noninterest bearing deposits which are by definition not sensitive to interest rate changes since they do not earn interest.

MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY OF LOANS

     The following table shows the maturity of commercial loan and real estate construction loans outstanding as of December 31, 1997. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates. Nonperforming loans are included in this table based on nominal maturities, even though the Company may be unable to collect such loans or compel repricing of such loans at the maturity date. Included in the totals are unearned income on such loans, such as deferred loan fees.


                                                           Maturing
                                         -----------------------------------------------
                                                    After One
                                         Within     through      After
                                         One Year   Five Years   Five Years   Total
                                         -----------------------------------------------
                                                     (Dollars in Thousands)
Commercial,                              $ 4,333    $ 4,244      $ 1,771      $10,348
Real Estate - Construction                 4,342      1,189          511        6,042
                                         -------    -------      -------      -------
                                         $ 8,675    $ 5,433      $ 2,282      $16,390
                                         =======    =======      =======      =======
Loans maturing after one year with:
Fixed interest rates                     $ 5,200    $ 1,738      $   575      $ 7,513
Variable interest rates                    3,475      3,695        1,707        8,877
                                         -------    -------      -------      -------
                                         $ 8,675    $ 5,433      $ 2,282      $16,390
                                         =======    =======      =======      =======
-------------------------------------------------------

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

     The Company raised capital of $1,426,000 and $321,000 in 1997 and 1996, respectively, through issuance of common stock pursuant to the exercise of employee stock options and the conversion of debentures.

     The Company and the Bank are subject to minimum capital guidelines issued by the Federal Reserve and the FDIC, respectively, which require a minimum leverage ratio of Tier 1 capital to quarterly average total assets less goodwill of 3% to 5% (the "leverage ratio"). The Company and the Bank are also required to meet a minimum risk based capital ratio of qualifying total capital to risk weighted assets of 8%, of which at least 4% must be in the form of core (Tier 1) capital-common stock less goodwill. The unrealized loss in Available for Sale Securities is excluded when calculating capital ratios. For the Company and the Bank, supplementary (Tier 2) capital consists only of the allowance for loan losses and the debentures (Company) and subordinated notes (Bank). As of December 31, 1997, the Company's and the Bank's leverage ratios were 7.91% and 6.97%, both higher than the respective 7.04% and 6.81% reported at December 31, 1996. The Company's and the Bank's total risk-based capital ratios were 13.64% and 13.21% at December 31, 1997 compared to 13.56% and 13.22% at December 31, 1996.

     The Company and the Bank must also maintain a 4% ratio of Tier 1 capital to risk weighted assets. As of December 31, 1997, this ratio was 10.99% and 9.69%, respectively, compared to 9.92% and 9.60% in the prior year, both well above the minimum. In October 1992, the FDIC adopted the final rules for implementing the risk-related premium system, where a Bank's safety and soundness rating by a Bank supervisory body and the Bank's capitalization determines which of nine risk classifications is appropriate for an institution. Although the Bank meets all the minimum requirements of each capital ratio, these standards are now the minimum ratios to be considered "adequately capitalized."

     The following tables present the capital ratios for the Company and the Bank and respective regulatory capital adequacy requirements, at December 31, 1997:


Company:                                                   For Capital
                                        Actual           Adequacy Purposes
                               ---------------------   --------------------
                                                        Minimum     Minimum
                                  Amount      Ratio      Amount      Ratio
                                  (000)                   (000)
                               ---------------------   --------------------
As of December 31, 1997:
 Total capital
  (to risk weighted assets)    $19,084        13.64%     $11,195      8.0%
 Tier I capital
  (to risk weighted assets)    $15,374        10.99%     $ 5,597      4.0%
 Tier I capital
  (to average assets)          $15,374         7.91%     $ 7,772      4.0%

Bank:
                                                                           To Be Categorized as
                                                                           Well Capitalized Under
                                  For Capital                              Prompt Corrective
                                     Actual             Adequacy Purposes  Action Provisions
                              ---------------------    ------------------- -------------------
                                                        Minimum    Minimum  Minimum    Minimum
                                Amount       Ratio       Amount     Ratio    Amount     Ratio
                                (000)                    (000)               (000)
                              ---------------------    ------------------- -------------------
As of December 31, 1997:
Total capital
 (to risk weighted assets)    $18,431        13.21%    $11,160       8.0%  $13,950       10.0%
Tier I capital
 (to risk weighted assets)    $13,521         9.69%    $ 5,580       4.0%  $ 8,370        6.0%
Tier I capital
 (to average assets)          $13,521         6.97%    $ 7,755       4.0%  $ 9,694        5.0%

---------------------------------------

SELECTED FINANCIAL RATIOS

     The following table sets forth certain financial ratios for the periods indicated (averages are computed using daily figures):

                                                      Year Ended December 31,
                                                    --------------------------
                                                      1997           1996
                                                    --------------------------
Net earnings to:
     Average interest earning assets                    .84  %        1.03  %
     Average total assets                               .75            .92
     Average stockholders' equity                      9.93          12.25
Cash dividend payment to:
     Net earnings                                     43.92          36.05
     Average stockholders' equity                      4.36           4.41
Tier 1 capital to:
     Quarterly average total assets (less goodwill)    7.91           7.04
Average earning assets to:
     Average total assets                             89.50          89.63
     Average total deposits                          100.88         101.57
Percent of total deposits:
     Net loans                                        68.29          65.71
     Noninterest-bearing deposits                     18.38          15.78
     Interest-bearing deposits                        81.62          84.22
Total interest expense to:
     Total gross interest income                      42.95          41.71
Total risk-based capital to:
     Risk-based assets                                13.64          13.55
Tier 1 capital to:
     Risk based assets                                10.99           9.92
Average stockholders' equity to:
     Average total assets                              7.59           7.53
------------------------------------------------

SHORT-TERM BORROWINGS

     The Company had no short term borrowings at December 31, 1997 or 1996.

IMPACT OF INFLATION

     The impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetary items. The relatively low proportion of the Company's net fixed assets (less than 4% at December 31, 1997) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

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

PART III

ITEM  9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Act"), as administered by the Securities and Exchange Commission (the "SEC"), requires the Bank's directors and executive officers and persons who own more than ten percent of a registered class of the Bank's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by the SEC to furnish the Bank with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all such filing requirements applicable to its officers, directors and ten percent shareholders were complied with pursuant to Section 16(a) of the Act.

ITEM  10 - EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by or paid for services rendered in all capacities to the Company and its subsidiaries by its Chief Executive Officer and the other officers of the Company and its subsidiaries whose salary and bonus for 1997 exceeded $100,000 (the "Named Executive Officers").

                                   Annual Compensation
                          --------------------------------------
Name and                                    Other    All Other
Principal Position   Year  Salary   Bonus  Annual<F1>  Comp.
---------------------------------------------------------------
Walter O. Sunderman  1997 $155,288 $34,320 $      0  $338,667(F2)
President, CEO       1996 $147,888 $30,130 $      0  $322,917(F2)
and Director         1995 $140,838 $28,003 $      0  $308,664(F2)
---------------------------------------------------------------
Andrew S. Popovich   1997 $101,270 $22,382 $174,795  $219,651(F3)
EVP and CAO          1996 $ 96,446 $19,649 $ 15,798  $209,438(F3)
                     1995 $ 91,854 $18,264 $      0  $198,071(F3)
---------------------------------------------------------------
Ronald A. Alfstad    1997 $ 98,400 $21,747 $      0  $215,164(F4)
EVP and CCO          1996 $ 92,856 $19,092 $      0  $204,238(F4)
                     1995 $ 87,576 $17,413 $      0  $190,557(F4)
----------------------

<F1>  Consisted of the value realized upon the exercise of
      stock options.
<F2>  Reflects (for 1995, 1996 and 1997, respectively) $288,546,
      $303,000 and 318,150 Mr. Sunderman would be entitled to receive (2x then current annual base salary) in the event of a merger or change in control of the Company, resulting in his terminated. This payment hereunder includes the change of control payment described below. In the event of change of control but neither Mr. Sunderman nor his agreement is terminated, Mr. Sunderman would be entitled to receive a lump sum payment equal to one time his then current annual base salary ("change of control payment"). Mr. Sunderman may be entitled to other payments as a result of a merger or change of control of the Company under certain other circumstances. See "Employment Agreements and Supplemental Retirement Plan" herein. Also includes (for 1995, 1996 and 1997, respectively) $10,917 in Medical and Life insurance payments and $9,000, $9,000 and $9,600 in Profit Sharing Contributions made by the Bank on behalf of Mr. Sunderman.
<F3>  Reflects (for 1995, 1996 and 1997, respectively)
      $188,196, $197,600 and 207,480 Mr. Popovich would be entitled to receive (2x then current annual base salary) in the event of a merger or change in control of the Company, resulting in his terminated. This payment hereunder includes the change of control payment described below. In the event of change of control but neither Mr. Popovich nor his agreement is terminated, Mr. Popovich would be entitled to receive a lump sum payment equal to six months his then current annual base salary ("change of control payment"). Mr. Popovich may be entitled to other payments as a result of a merger or change of control of the Company under certain other circumstances. See "Employment Agreements and Supplemental Retirement Plan" herein. Also includes (for 1995, 1996 and 1997, respectively) $3,814, $4,347 and $4,347 in Life insurance payments and $6,061, $7,491 and $7,824 in Profit Sharing Contributions made by the Bank on behalf of Mr. Popovich.
<F4>  Reflects (for 1995, 1996 and 1997, respectively) $179,426,
      $192,000 and $201,600 Mr. Alfstad would be entitled to receive (2x then current annual base salary) in the event of a merger or change in control of the Company, resulting in his terminated. This payment hereunder includes the change of control payment described below. In the event of change of control but neither Mr. Alfstad nor his agreement is terminated, Mr. Alfstad would be entitled to receive a lump sum payment equal to six months his then current annual base salary ("change of control payment"). Mr. Alfstad may be entitled to other payments as a result of a merger or change of control of the Company under certain other circumstances. See "Employment Agreements and Supplemental Retirement Plan" herein. Also includes (for 1995, 1996 and 1997, respectively) $5,642, $5,868 and $5,868 in Life insurance payments and $5,489, $6,368 and 7,695 in Profit Sharing Contributions made by the Bank on behalf of Mr. Alfstad.
-------------------


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF
CONTROL ARRANGEMENTS

     On November 1, 1989, Continental Pacific Bank (the "Bank") entered into two-year employment agreements ("Agreements") with Messrs. Alfstad, Popovich and Sunderman in recognition of their past contributions to the Bank and in order to provide an incentive to retain and motivate them in connection with their continued employment with the Bank. The Agreements are automatically extended for successive additional one-year terms unless certain events occur or the Bank gives notice that an agreement will not be extended.

     Under the Agreements, commencing with the 1990 fiscal year, the Bank agreed to allocate to a bonus pool an amount equal to a specified percentage of Bank profits which exceed a specified return on the Banks average equity. The bonus pool is then distributed to the above-named individuals in proportion to the ratio of that individual's current base salary to the sum of the three base salaries.

     In the event of the termination of any of the Agreements or any Executive Officer, without cause, within either six (6) months prior to or twelve (12) months after a merger, acquisition, or other change of control of the Company, as defined in the Agreements (a "Change of Control"), each Executive Officer so terminated would be entitled to receive a lump sum payment equal to two times his then current current base salary; provided, however, that the change of control payment and the termination payment, defined below, shall first be deducted from the lump sum payment hereunder.

     In the event a Change of Control occurs but neither the Executive Officer nor his Agreement is terminated, Mr. Sunderman would be entitled to receive a lump sum payment equal to one time his then current annual base salary, and Messrs. Alfstad and Popovich would each be entitled to receive a lump sum payment equal to one half of his then current annual base salary ("change of control payment").

     If a Change of Control is consummated for a total purchase or investment price or value of more than 1.75 times the book value of the Company's stock as of the month prior to the announcement of the Change of Control, calculated in accordance with the FDIC's regulatory capital requirements, but on a fully diluted basis, then Messrs. Sunderman and Popovich each will be entitled to receive an additional incentive payment calculated based upon a percentage of the purchase price over the 1.75 threshold dependent upon the ratio of the purchase price to fully diluted book value of the Company's stock. However, in no event shall the incentive payment exceed twice the Company's Executive Officer's annual base salary. Based on the market value of SierraWest Bancorp common stock at January 29, 1998, which was $31.00, the amounts payable under these provisions to Messrs. Sunderman and Popovich would be $318,150 and $207,480, respectively.

     The Agreements further provide for severance payments for Mr. Sunderman in the amount of one times his then current annual base salary and for Messrs. Alfstad and Popovich in the amount of one-half times their respective then current annual base salaries, plus certain other expenses if the named individuals are otherwise terminated without cause ("termination payment").

     Pursuant to the certain performance targets specified in the Agreement, Mr. Sunderman received, options to purchase 1,000 shares in 1990 and 1,000 shares in 1992 (currently he has options to purchase 1,331 shares and 1,210 shares, respectively, due to subsequent stock dividends) of the Bank's Common Stock at its then current market value and Messrs. Alfstad and Popovich each received options to purchase 650 shares in 1990 and 650 shares in 1992, (currently, Mr. Alfstad has options to purchase 865 shares and 787 shares, respectively, due to subsequent stock dividends, Mr. Popovich exercised these options in 1997) shares of the Bank's Common Stock. These options are subject to adjustment for subsequent stock dividends.

COMPENSATION OF DIRECTORS

     During 1997, Directors of the Company and the Bank were paid $650 per Board Meeting attended and $250 per Committee meeting attended, except that if the Director was a member of the Board of Directors of both the Company and the Bank, and both Boards met on the same day, the Director only received a single $650 fee for attending both meetings. Directors of Conpac Development Corporation were paid $300 per Board Meeting attended and $150 per Committee meeting attended. Mr. Sunderman does not receive Director's fees. The aggregate Directors fees paid in 1997 was $62,400. Directors electing coverage under the group health insurance plan available to employees of the Company have been required to pay 100% of their premiums.

     The Company's 1993 Stock Option Plan provides for annual automatic Stock Option grants to non-employee Directors.

STOCK OPTION PLANS

     The Bank adopted a Stock Option Plan in 1983 which terminated on November 8, 1993 ("the "1990 Plan"). The Bank adopted a new stock option plan in 1993 (the "1993 Plan"), which was approved by stockholders in 1993 and amended in 1994 and 1996. Both the 1990 Plan and the 1993 Plan became stock option plans of the Company following the reorganization. As a result of the reorganization, options to purchase the Banks Common Stock were converted into options to purchase the same number of shares of the Company's Common Stock.

     Pursuant to the 1990 Plan, both nonqualified and incentive stock options were issued. As of the date the 1990 Plan terminated, nonemployee directors had been granted options to purchase 44,722 shares of the Company's Common Stock.

     Pursuant to the 1993 Plan, both nonqualified and incentive stock options may be issued. The 1993 Plan allows for the issuance of options to purchase up to 200,000 shares of the Company's Common Stock. As of March 24, 1998, 22,846 shares have been issued pursuant to the exercise of options under the 1993 Plan. 68,089 shares were subject to outstanding options and 109,065 shares were available for future grant.

     The 1993 Plan provides that all options be granted at an exercise price of not less than 100% of fair market value on the date of grant to key, full-time salaried employees and officers of the Company and the Bank. Options are exercisable in installments as provided in individual stock option agreements. The selection of individual participants is determined by the Stock Option Committee, or in the absence of such committee, by the full Board of Directors; however, vesting provisions for non-employee directors may not be modified from those set forth in the 1993 Plan. The 1993 Plan provides that each nonemployee Director, who first joins the Board after May 13, 1993, shall receive a nonstatutory stock option ("NSO") covering 1,000 shares of the Company's Common Stock on the first business day after his or her initial election or appointment to the Board.
Additionally, on the first business day following the conclusion of each regular annual meeting of the Company's stockholders after the year 1993, each nonemployee Director who continues serving as a member of the Board thereafter is entitled to receive an NSO covering 250 shares of Company's Common Stock.

     Each option granted under the 1993 Plan is transferable only by will or the laws of descent and distribution and is exercisable during each optionee's lifetime only by the optionee. The Board of Directors has the complete power and authority to terminate or amend the 1993 Plan; provided, however, that the Board of Directors may not amend the 1993 Plan without, where required by law, the approval of stockholders; provided further, that the Board may not amend the 1993 Plan provisions relating to the amount, price and timing of option grants to nonemployee directors more than once in any six-month period without stockholder approval.

     There were no options granted to Messrs. Alfstad, Popovich and Sunderman in 1997.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year
End Option Values

                                      Number of
                                Securities Underlying           Value of
           Shares                Unexercised Options       In-the-Money Options
          Acquired                at Fiscal Year End        at Fiscal Year End
             on      Value    -------------------------  ------------------------------
Name      Exercise  Realized  Exercisable Unexercisable  Exercisable(F1)  Unexercisable
--------- --------  --------  ----------- -------------  ---------------  -------------
Walter O.
Sunderman   n/a        n/a       18,541         0          $332,425.41         0

Andrew S.
Popovich  10,961   174,794.75     1,126         0          $ 19,986.50         0

Ronald A.
Alfstad     n/a        n/a       11,601         0          $208,077.90         0
---------------------------

<F1>  Based upon fair market value of 28.500 at December 31, 1997.


SUPPLEMENTAL RETIREMENT PLAN

     Additionally, Messrs. Sunderman, Popovich, Alfstad and Fletcher are each party to a Supplemental Retirement Plan each dated as of August 1, 1993 (the "Supplemental Plans"). Under the supplemental Plans, vested retirement benefits shall be paid over a 15 year term beginning on the later of the participant's 62nd birthday or his termination of employment. The benefits of each Executive Officer vest 100% after 15 years of service. Additionally, with respect to Messrs. Popovich and Fletcher, in the case of a Change in Control, each such Executive Officer is entitled to receive fully vested retirement benefits on the January 1st next following termination of employment following the Change in control, determined on the date of termination as though the Executive Officer were age 62, and may elect to be paid in a single lump sum cash payment or that payments commence following a certain term, e.g., 10 years after the Change in Control. No interest shall be credited on any deferred payments. The annual retirement benefit to be received shall be equal to 2% of the participant's average annual compensation for the 36 months preceding his retirement multiplied by the participant's years of employment with the Bank (rounded up or down to the nearest complete year and not to exceed 25 years), minus the annual amount that could be provided by the participant's Profit Sharing Plan vested account balance upon the participant's retirement (converted to an annual benefit of 15 installments commencing on the date benefits begin).

     The Supplemental Plan also provides for death benefits. If a participant dies after benefits commence or following termination of employment, any installment payments that would have been made to the participant had he lived will be made to his beneficiary. If a participant dies while still employed by the Company, the participant's beneficiary shall receive the following lump sum death benefit in lieu of any retirement benefits: Mr. Alfstad, $400,000; Mr. Fletcher, $475,000; Mr. Popovich, $600,000; Mr. Sunderman, $700,000. The pre-retirement death benefits provided under the Supplemental Plan are funded with life insurance policies.

     The Supplemental Plan is not currently funded. The Company must contribute to the trust to fund the retirement benefits under the Supplemental Plan in the event of a change of control. The following table is furnished in connection with the Supplemental Plan. The table sets forth the estimated annual payment which would be made each year for 15 years to participants in the specified compensation and years of service classifications (although there may be no participants in these classifications). However, the annual payment actually received by any participant is reduced by the actuarial equivalent of his benefit under the profit sharing plan.

     During 1997, the cash compensation of Messrs. Sunderman, Popovich, Alfstad and Fletcher (including bonuses) were $189,608, $123,652, $120,147 and $98,935, respectively. Years of service credit for the Bank's Executive Officers as of the March 24, 1998 were as follows: Alfstad, 15 years; Fletcher, 13 years; Popovich, 15 years; Sunderman, 15 years.


PENSION TABLE
Estimated Annual Retirement Income

                       YEARS OF SERVICE
              -----------------------------------
Remuneration   10 yrs   15 yrs   20 yrs   25+ yrs
 $  75,000    $15,000  $22,500  $30,000  $ 37,500
  $100,000    $20,000  $30,500  $40,000  $ 50,000
  $125,000    $25,000  $37,500  $50,000  $ 62,500
  $150,000    $30,000  $45,000  $60,000  $ 75,000
  $175,000    $35,000  $52,500  $70,000  $ 87,500
  $200,000    $40,000  $60,000  $80,000  $100,000

PROFIT SHARING PLAN

     On January 29, 1989, the Board of Directors of the Bank adopted a profit sharing plan (the "Plan"). The Profit Sharing Plan is intended to provide the Company's employees with additional financial security at retirement. With the exception of employees who are paid by the hour and employees who have not attained age 21, all employees of the Company who have completed one year of service are eligible to participate in the Plan.

     For each year in which the Plan is in effect, the Board of Directors may, in its sole discretion, decide whether to make a contribution to the Plan and the amount of that contribution, if any. Employees may not make contributions to the Plan. Employees who participate in the Plan and who are still employed on December 31 of that year receive a pro rata share (based on the participant's compensation) of any contribution made by the Board of Directors. In the event the Plan becomes "top heavy", i.e., more than sixty percent (60%) of the Plan benefits are held for "key-employees," a special minimum contribution may be made for non-key employees.

     Contributions to an individual employee's account become one hundred percent (100%) vested after five or more years of service, although vesting may occur on an expedited basis in the event the Plan becomes top heavy. In 1997, contributions for Messrs. Sunderman, Popovich and Alfstad were $9,600, $7,824 and $7,695, respectively.


ITEM  11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     As of March 24, 1998, no individual or group was known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company's Common Stock, except as follows:


Name and Address of              Amount and Nature of        Percent
Beneficial Owner<F1>             Beneficial Ownership<F2>    of Class
John Hancock Advisers, Inc.          60,000                    5.4%
----------------

<F1>  The principal business office is located at 101 Huntington
      Avenue, Boston MA 02199.
<F2>  John Hancock Advisers, Inc. has direct beneficial
      ownership of 60,000 shares of common stock through their parent-subsidiary relationship to John Hancock Advisers, Inc, John Hancock Mutual Life Insurance Company, John Hancock Subsidiaries, Inc., and The Berkeley Financial Group have indirect beneficial ownership of these same shares. 60,000 shares are held by the John Hancock Regional Bank Fund an open-end diversified management company, registered under 8 of the Investment Company Act. John Hancock Advisers, Inc. has sole power to vote or direct the vote of the 60,000 shares of Common Stock under the Advisory Agreement with John Hancock Regional Bank Fund.

     The following table sets forth information as of March 24, 1998, with respect to each Director and each executive officer named in the Summary Compensation Table in Item 10 above, as well as for all Directors and executive officers as a group.

     The table should be read with the understanding that more than one person may be the beneficial owner or possess certain attributes of beneficial ownership with respect to the same securities. Therefore, careful attention should be given to the footnote references set forth in the column "Amount and Nature of Beneficial Ownership." In addition, shares issuable pursuant to options to purchase Common Stock which may be exercised within 60 days of the Record Date are deemed to be issued and outstanding and have been utilized in calculating the percentage ownership of those individuals possessing such interest, but not for any other individuals. Thus, the total number of shares considered to be outstanding for the purposes of this table may vary depending upon the individual's particular circumstance.


Name and Address of   Amount and Nature of        Percent
Beneficial Owner<F1>  Beneficial Ownership<F2>    of Class<F2>
Ronald A. Alfstad             26,137<F3>             2.3 %
Dorce L. Daniel               18,710<F4>             1.7 %
William J. Hennig             33,788<F4><F5>         3.0 %
Bernard E. Moore               9,238<F4>             0.8 %
Melvin M. Norman              31,774<F4><F6>         2.8 %
Andrew S. Popovich            11,513<F7>             1.0 %
Stephen R. Schwimer           37,450<F4>             3.3 %
Donald E. Sheahan             31,308<F8>             2.8 %
Dr. Gary E. Stein             23,748<F4>(F9>         2.1 %
Walter O. Sunderman           40,073<F10>            3.5 %
John C. Usnick                28,429<F4><F11>        2.5 %
All directors and officers
  as a group (11 in number)  292,169<F12><F13>      24.1 %
------------------------

<F1> The address for all persons is c/o California Community
     Bancshares Company, 555 Mason Street, Suite 280,
     Vacaville, California 95688-4612.
<F2> Includes shares beneficially owned, directly and indirectly, together with associates. Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.
<F3> Includes options to acquire 11,601 shares which are
     exercisable within 60 days of the Record Date. Also, includes 2,077 held in an individual retirement account. Also includes conversion rights, pursuant to the
     Company's Convertible Subordinated Debentures due 2003,
     to acquire 2,353 shares.
<F4> Includes options to acquire 8,653 shares which are
     exercisable within 60 days of the Record Date.
<F5> Includes 25,135 shares held by the Bill and Joan Hennig
     Family Trust, of which Mr. Hennig and his wife, Joan, are
     trustees.
<F6> Includes 23,121 shares held by Melvin M. Norman
     Construction, Inc. Profit Sharing Plan, over which Mr. Norman has sole voting and investment power.
<F7> Includes options to acquire 1,126 shares which are
     exercisable within 60 days of the Record Date. Also, includes 1,940 shares held by Mr. Popovich as custodian for his daughter, Sara Kate; and 958 shares held by Mr. Popovich as custodian for his daughter, Amy Beth. Also, includes 2,028 held in an individual retirement account and 150 held in an individual retirement account for his wife. Also includes conversion rights, pursuant to the Company's Convertible Subordinated Debentures due 2003, to acquire 549 shares.
<F8> Includes 20,430 shares held by the Donald and Patricia
     Sheahan Family Trust, of which Mr. Sheahan and his wife, Patricia, are trustees. Includes options to acquire 5,725 shares which are exercisable within 60 days of the
     Record Date. Also, includes 5,145 shares held in
     an individual retirement account.
<F9> Includes 2,059 shares owned by Dr. Stein's wife, Dr. Jana
     Boyce-Stein, as to which shares Dr. Stein disclaims beneficial ownership. Also, includes 2,072 held in an individual retirement account.
<F10> Includes options to acquire 18,541 shares which are
     exercisable within 60 days of the Record Date. Also, includes 2,016 shares held in an individual retirement account for Mr. Sunderman and includes 880 shares held in an individual retirement account for his wife Mary I. Sunderman. Also, includes 261 shares held by Mr. Sunderman as custodian for his son, Paul David.
<F11> Includes 1,398 shares held by Mr. Usnick as custodian for his daughter, Adrian; and 2,183 shares held by Mr. Usnick as custodian for his daughter, Alexis. Also, includes 355 shares held in an individual retirement account.
<F12> Includes options with respect to 31,268 shares held by Mr.
     Sunderman and the executive officers of the Company as a group and options with respect to 66,296 shares held by nonemployee directors subject to options exercisable within 60 days which are deemed outstanding, and these options have been added to the shares which are outstanding for the purpose of determining the percent of the class held by the group.
<F13> Includes conversion rights, pursuant to the Company's
     Convertible Subordinated Debentures due 2003, to acquire 2,902 shares as a group.
-------------------------

     The principal occupations of the Directors and executive officers of the Company, for the previous five years are as follows:

     Ronald A. Alfstad (age 60), has been Executive Vice President of the Company since July 1, 1996 and Senior Vice President of the Company from October 1995 thru July 1, 1996 and has been Executive Vice President of the Bank since July 1, 1996 and Senior Vice President and Chief Credit Officer from January 1986 thru July 1996.

     Dorce L. Daniel (age 61), a Director of the Company since
1995 and a Director of the Bank since 1988, is the owner of Daniel Properties, a real estate development company; and President of Danjon, Inc., a land development company.

     William J. Hennig (age 66), a Director of the Company since
1995 and a Director of the Bank since 1983, is the President of the Hennig Company, Ltd., a property management company.

     Bernard E. Moore (age 68), the Chairman of the Board of Directors of the Company since 1995 and the Chairman of the Board of Directors of the Bank since 1986 and Director of the Bank since 1983, is President of Bernard Moore, Inc., d.b.a. Moore Tractor, Inc., which sells farm implements.

     Melvin M. Norman (age 59), a Director of the Company since
1995 and a Director of the Bank since 1983, is the President of Melvin M. Norman Construction, Inc., a construction company and he is the owner of Dry Clean USA, a dry-cleaning company.

     Andrew S. Popovich (age 47), has been Executive Vice
President of the Company since 1995 and has been Executive Vice
President of the Bank since 1991 and Chief Administrative Officer since 1990.

     Stephen R. Schwimer (age 56), a Director of the Company since 1995 and a Director of the Bank since 1983, is the President of Cavalier Services Inc., a master franchiser of Coverall of North America Inc., a commercial cleaning business, since 1991.

     Donald E. Sheahan (age 69), the Vice Chairman of the Board of Directors of the Company since 1995 and the Vice Chairman of the Board of Directors of the Bank since 1986 and Director of the Bank since 1983, is the President of California-Hawaii
Corporation, a property management company.

     Dr. Gary E. Stein (age 52), a Director of the Company since
1995 and a Director of the Bank since 1983, is a Physician in Vacaville, the Associate Medical Director of the University of
California, Davis Medical Group, Vacaville.

     Walter O. Sunderman (age 57), has been Director, President and Chief Executive Officer of the Company since 1995 and has been Director, President and Chief Executive Officer of the Bank and its subsidiaries since 1983.

     John C. Usnick (age 51), a Director and the Secretary of the
Board of Directors of the Company since 1995 and the Secretary and Director of the Board of Directors of the Bank since 1983, is an Attorney at Debevec, Usnick & Long, Inc., a law firm in Vacaville.

     Each of the above Directors have been a Director of the Bank's subsidiary Conpac Development Corporation (Conpac) since 1984, except Dan Daniel who became a Director of Conpac in 1988. None of the Company's Directors is a director of any other reporting company. There are no family relationships between any of the Directors and executive officers of the Company. There are no arrangements or understandings pursuant to which any of the Directors was or is to be selected as a Director or nominee.

ITEM  12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Through its banking subsidiary, the Company has had and expects in the future to have banking transactions in the ordinary course of its business with many of the Company's Directors, executive officers, holders of five percent of the Company's Common Stock and members of the immediate family of the foregoing persons, including transactions with Companies of which such persons are directors, officers or controlling stockholders, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with others, except that all employees (other than executive officers or Directors of the Company or its subsidiaries) are granted rate concessions on installment loans and are not charged origination fees on residential real estate loans. Management believes that in 1997 such loan transactions did not involve more than the normal risk of collectability or present other unfavorable features.

     John C. Usnick, Secretary of the Board and Director, is an attorney and stockholder of the law firm of Debevec, Usnick and Long, Inc. which provided legal services to the Company and the Bank during 1997, and expects to provide professional legal services to them in the future. The fees during 1997 did not exceed $60,000.

ITEM  13 - EXHIBITS AND REPORTS ON FORM 8-K

     A)   Exhibits

     See Index to Exhibits at page 60 of this Annual Report on Form 10-KSB, which is incorporated herein by reference.

     B)   Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last quarter of 1997, except a Form 8K filed with the SEC on November 19, 1997, reporting under Item 5, the execution of a Plan and Acquisition of Merger by and between the Company and SierraWest Bancorp as of November 13, 1997.

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

2.2       Plan of Acquisition and Merger By and Between
          SierraWest Bancorp, SierraWest Bank, CCBC and Continental
          Pacific Bank dated as of November 13, 1997, is
          incorporated by reference from the Current Report on
          Form 8-K filed on November 19, 1997.                           *

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

10.21     Lease Agreement, dated August 22, 1996, between
          Salvio Pacheco Square Investors / IRM
          Corporation and Continental Pacific Bank for the
          Concord Branch                                                 *

10.22     First Amendment to the Sunderman Employment
          Agreement amended May 20, 1997                                0094

10.23     First Amendment to the Popovich Employment
          Agreement amended May 20, 1997                                0096

10.24     First Amendment to the Alfstad Employment
          Agreement amended May 20, 1997                                0098

10.25     Form of Directors Indemnification Agreement
          with Amendment dated as of November 11, 1997                  0100

10.26     Form of Officers Indemnification Agreement
          with Amendment dated as of November 11, 1997                  0104

21.1 The Company's only subsidiary is Continental Pacific Bank, a California banking Corporation

21.2 The Bank's only subsidiary is Conpac Development Corporation, a real estate development business as authorized under California law.

23        Independent Auditors' Consent by Deloitte & Touche LLP        0108

27        Financial Date Schedule under Article 9                       0109

--------------
*     Asterisk denotes documents which have been incorporated by reference.

CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARY

Consolidated Financial Statements as of December 31, 1997 and
1996 and for each of the Three Years in the Period Ended December
31, 1997 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
California Community Bancshares Corporation
Vacaville, California

We have audited the accompanying consolidated balance sheets of California Community Bancshares Corporation and subsidiary (Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, on November
13, 1997 the Company entered into a Plan of Acquisition and Merger with SierraWest Bancorp.



/S/ DELOITTE & TOUCHE LLP
--------------------------
February 20, 1998
Sacramento, California


CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
----------------------------------------------------------------

ASSETS                                  1997           1996
Cash and due from banks            $ 10,289,000    $ 10,825,000
Federal funds sold                    8,775,000       6,115,000
                                   ------------    ------------
 Total cash and cash equivalents     19,064,000      16,940,000

Securities available for sale,
  at fair value                      48,465,000      52,569,000

Loans receivable                    121,062,000     113,625,000
Less: Allowance for loan losses       1,242,000       1,101,000
    Deferred loan fees                  498,000         599,000
                                   ------------    ------------
 Net loans receivable               119,322,000     111,925,000
                                   ------------    ------------
Premises and equipment,
  net of accumulated depreciation     2,049,000       2,284,000
Investment in real estate
  development                         4,324,000       4,483,000
Other real estate owned                  96,000         150,000
Goodwill                                504,000         540,000
Accrued interest receivable
  and other assets                    3,167,000       2,938,000
                                   ------------    ------------
TOTAL ASSETS                       $196,991,000    $191,829,000
                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
 Noninterest-bearing               $ 32,120,000    $ 26,882,000
 Interest-bearing                   142,612,000     143,461,000
                                   ------------    ------------
 Total deposits                     174,732,000     170,343,000

Securities sold under
  repurchase agreements                 588,000         992,000
Accrued interest payable
  and other liabilities                 800,000         785,000
Other borrowed funds                  2,650,000       2,650,000
Convertible subordinated debentures   2,468,000       3,690,000
                                   ------------    ------------
 Total liabilities                  181,238,000     178,460,000

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value,
  Series A, authorized 1,000,000
  shares; none outstanding

 Common stock, $.10 par value;
  authorized 2,000,000 shares;
  outstanding, 1,110,036 and
  994,519 in 1997 and 1996           12,561,000      11,135,000
 Retained earnings                    3,317,000       2,510,000
 Net unrealized loss on
   securities available for sale,
   net of tax effect                   (125,000)       (276,000)
                                   ------------    ------------
 Total shareholders' equity          15,753,000      13,369,000
                                   ------------    ------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY              $196,991,000    $191,829,000
                                   ============    ============

See notes to consolidated financial statements
---------------------------------------------------------------


CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
---------------------------------------------------------------


                                         1997         1996          1995
INTEREST INCOME:
 Loans and loan fees                 $11,026,000   $10,704,000   $10,370,000
 Securities:
   Taxable                             2,826,000     1,869,000     1,126,000
   Exempt from federal taxes             238,000       346,000       698,000
 Federal funds sold and securities
   purchased under
   repurchase agreements                 165,000       183,000       116,000
                                     -----------   -----------   -----------
 Total interest income                14,255,000    13,102,000    12,310,000

INTEREST EXPENSE:
 Deposits                              5,638,000     4,957,000     5,063,000
 Federal funds and repurchase
   agreements purchased                   31,000        54,000        72,000
 Convertible subordinated debentures     223,000       308,000       346,000
 Other borrowed funds                    230,000       146,000
                                     -----------   -----------   -----------
 Total interest expense                6,122,000     5,465,000     5,481,000
                                     -----------   -----------   -----------
NET INTEREST INCOME                    8,133,000     7,637,000     6,829,000

PROVISION FOR LOAN LOSSES                319,000       411,000       324,000
                                     -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                       7,814,000     7,226,000     6,505,000
                                     -----------   -----------   -----------
NONINTEREST INCOME:
 Service charges on deposit accounts     908,000       843,000       819,000
 Net gain on sale of securities
   available for sale                     42,000        83,000       481,000
 Other fees and charges                  467,000       564,000       397,000
 Income from real estate development     503,000       542,000       481,000
                                     -----------   -----------   -----------
 Total noninterest income              1,920,000     2,032,000     2,178,000
                                     -----------   -----------   -----------
NONINTEREST EXPENSES:
 Salaries and employee benefits        3,476,000     3,342,000     3,137,000
 Occupancy                             1,473,000     1,366,000     1,374,000
 Business development                    139,000       176,000       137,000
 Data processing                         131,000       118,000       106,000
 Expenses from real estate development   377,000       300,000       268,000
 Other                                 1,733,000     1,479,000     1,608,000
                                     -----------   -----------   -----------
 Total noninterest expenses            7,329,000     6,781,000     6,630,000
                                     -----------   -----------   -----------
INCOME BEFORE PROVISION
 FOR INCOME TAXES                      2,405,000     2,477,000     2,053,000

PROVISION FOR INCOME TAXES               966,000       918,000       648,000
                                     -----------   -----------   -----------
NET INCOME                            $1,439,000    $1,559,000    $1,405,000
                                     ===========   ===========   ===========
EARNINGS PER SHARE:
 Basic                                     $1.36         $1.59         $1.46
                                     ===========   ===========   ===========
Diluted                                    $1.15         $1.32         $1.22
                                     ===========   ===========   ===========
See notes to consolidated financial statements.
---------------------------------------------------------------


CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
---------------------------------------------------------------

                                                                         Net
                                                                      Unrealized
                                  Common Stock                          Loss on
                             ------------------------                 Securities
                               Number                                  Available
                              of Shares                  Retained      for Sale,    Shareholders'
                             Outstanding     Amount      Earnings     Net of Taxes     Equity
                              ---------   -----------  -----------     ----------    -----------
Balance at January 1, 1995      955,467   $10,700,000  $   588,000     $(562,000)    $10,726,000

Stock options exercised          10,686       114,000                                    114,000
Cash dividend on common stock                             (480,000)                     (480,000)
Net change in net unrealized
 loss on securities
 available for sale,
 net of taxes                                                            497,000         497,000
Net income                                               1,405,000                     1,405,000
                              ---------   -----------  -----------     ----------    -----------
Balance at December 31, 1995    966,153    10,814,000    1,513,000       (65,000)     12,262,000

Stock options exercised           2,094        14,000                                     14,000
Common stock issued on
 conversion of debentures        26,272       307,000                                    307,000
Cash dividend on common stock                             (562,000)                     (562,000)
Net change in net unrealized
 loss on securities
 available for sale, net of taxes                                       (211,000)       (211,000)
Net income                                               1,559,000                     1,559,000
                              ---------   -----------  -----------     ----------    -----------
Balance at December 31, 1996    994,519    11,135,000    2,510,000      (276,000)     13,369,000

Stock options exercised          19,678       294,000                                    294,000
Common stock issued on
 conversion of debentures        95,839     1,132,000                                  1,132,000
Cash dividend on common stock                             (632,000)                     (632,000)
Net change in net unrealized
 loss on securities
 available for sale, net of taxes                                        151,000         151,000
Net income                                               1,439,000                     1,439,000
                              ---------   -----------  -----------     ----------    -----------
Balance at December 31, 1997  1,110,036   $12,561,000  $ 3,317,000     $(125,000)    $15,753,000
                              =========   ===========  ===========     ==========    ===========

See notes to consolidated financial statements.
---------------------------------------------------------------


CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
---------------------------------------------------------------

                                         1997          1996          1995
                                     -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                           $1,439,000    $1,559,000    $1,405,000
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization         689,000       523,000       516,000
   Provision for loan losses             319,000       411,000       324,000
   Provision for deferred income taxes   (68,000)      132,000      (268,000)
    Net gain on sale of available
    for sale securities                  (42,000)      (83,000)     (481,000)
    Net loss (gain) on sale of
     other real estate owned              24,000        17,000        (8,000)
    Gain on sale of premises and
     equipment                            (6,000)

    Effect of changes in:
     Interest receivable and
      other assets                      (234,000)     (541,000)     (294,000)
     Interest payable and
      other liabilities                   15,000      (112,000)      390,000
                                     -----------   -----------   -----------
Net cash provided by operating
 activities                            2,136,000     1,906,000     1,584,000
                                     -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of available for
  sale securities                    (12,328,000)  (34,275,000)  (23,721,000)
 Proceeds from sales of available
  for sale securities                  6,015,000     6,635,000    18,468,000
 Proceeds from maturities, calls
  or repayments of available
  for sale securities                 10,494,000     4,416,000     6,558,000
 Purchases of held to maturity
  securities                                                      (1,493,000)
 Proceeds from maturities or
  calls of held to maturity securities                             1,735,000
 Net change in loans receivable       (7,716,000)   (3,192,000)     (710,000)
 Proceeds from sales of other real
  estate owned                            30,000       105,000       500,000
 Purchases of premises and equipment    (244,000)     (592,000)     (194,000)
 Proceeds from sales of premises
  and equipment                           21,000        14,000        17,000
 Change in investment in real
  estate development                     159,000       124,000       111,000
                                     -----------   -----------   -----------
Net cash (used by) provided by
 investing activities                 (3,569,000)  (26,765,000)    1,271,000
                                     -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits:
  Noninterest bearing                  5,238,000     4,982,000       475,000
  Interest bearing                      (849,000)   23,127,000     1,032,000
 Net change in securities sold
  under repurchase agreements           (404,000)      327,000       (82,000)
 Net change in other borrowed funds                  2,650,000
 Cash dividends paid                    (632,000)     (562,000)     (480,000)
 Cash proceeds from stock options
  exercised                              204,000        14,000       114,000
                                     -----------   -----------   -----------
Net cash provided by financing
 activities                            3,557,000    30,538,000     1,059,000
                                     -----------   -----------   -----------
INCREASE IN CASH AND CASH EQUIVALENTS  2,124,000     5,679,000     3,914,000

CASH AND CASH EQUIVALENTS:
 Beginning of year                    16,940,000    11,261,000     7,347,000
                                     -----------   -----------   -----------
 End of year                         $19,064,000   $16,940,000   $11,261,000
                                     -----------   -----------   -----------

See notes to consolidated financial statements.
(Continued)
---------------------------------------------------------------


CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Concluded)
---------------------------------------------------------------

                                           1997         1996         1995
                                        ----------   ----------   -----------
ADDITIONAL INFORMATION:
 Common stock issued on conversion
  of debentures net of debenture
  offering costs of $90,000 and $28,000
  in 1997 and 1996, respectively        $1,132,000   $  307,000
                                        ==========   ==========
 Transfer of securities from held
  to maturity to available for sale                               $12,087,000
                                                                  ===========
 Transfer of foreclosed loans
  from loans receivable
  to other real estate owned            $  437,000   $  100,000   $   341,000
                                        ==========   ==========   ===========
 Cash Payments:
  Income tax payments                   $1,228,000   $  738,000   $   896,000
                                        ==========   ==========   ===========
  Interest payments                     $6,121,000   $5,443,000   $ 5,465,000
                                        ==========   ==========   ===========

See notes to consolidated financial statements.
---------------------------------------------------------------

CALIFORNIA COMMUNITY BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
---------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations - California Community Bancshares Corporation (Company) was incorporated in Delaware on October 5, 1995 for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956. On February 29, 1996, pursuant to a plan of reorganization and agreement of merger, resulting in Continental Pacific Bank (Bank) becoming the wholly-owned subsidiary of the Company, the Company issued 967,902 shares of its common stock for all of the outstanding common stock of the Bank. The Bank commenced banking operations on November 14, 1983. The merger has been accounted for as a reorganization of entities under common control (similar to a pooling-of-interests). Additionally, during 1996, the Bank purchased from another bank approximately $15,500,000 in deposits and certain leasehold improvements and equipment and assumed the building lease of a branch located in Concord, California, for approximately $820,000. The leasehold improvements and equipment were recorded at fair value and the excess of the amounts paid over the fair value was recorded as goodwill. The Company operates eight branches in Solano and Contra Costa Counties in Northern California. The Company's primary source of revenue is through providing loans to customers, who are predominately small and middle market businesses and middle income individuals.

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

     Securities - The Company accounts for securities in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, Accounting for Certain Investments in Debt and
Equity Securities. The Company's policy with regard to investments is as follows:

        Securities Available for Sale are carried at fair value. Unrealized gains and losses resulting from changes in fair value are recorded, net of tax, as a separate component of shareholders' equity. Gains or losses on disposition are recorded in other operating income based on the net proceeds received and the carrying amount of the securities sold, using the specific identification method.

     The Company does not have any investment securities considered to be held to maturity or held for trading under the provisions of SFAS 115.

     Interest Rate Swap Agreements - The Company enters into interest rate swap agreements with the Federal Home Loan Bank
(FHLB) as part of its asset/liability management activities to reduce its exposure to certain lags and fluctuations in interest rates. The Company accounts for these activities as matched swaps in accordance with settlement accounting. An interest rate swap is considered to be a matched swap if it is linked through designation with an asset or liability, or both, that is on the balance sheet, provided that it is has the opposite interest characteristics of such balance sheet items. Under settlement accounting, periodic net cash settlements under the swap agreements are recognized as interest income or expense of the related asset or liability over the lives of the agreements.

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

     The accrual of interest on loans is discontinued when reasonable doubt exists as to the full and timely collection of interest and principal, or when a loan becomes contractually past due by 90 days or more with respect to interest or principal (unless the loan is well secured and in the process of collection) and such loans are designated as nonaccrual loans. When a loan is placed on nonaccrual status, all accrued but unpaid interest revenue is reversed by a charge to earnings. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is determined by management to be probable. Interest accruals are resumed on such loans when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

     Allowance for Loan Losses - The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit based on evaluations of the collectibility and prior loss experience of loans and commitments to extend credit. In evaluating the probability of collection, management is required to make estimates and assumptions that affect the reported amounts of loans, allowance for loan losses and the provision for loan losses charged to operations. Actual results could differ significantly from those estimates. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current and anticipated economic conditions that may affect the borrowers' ability to pay.

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

     Goodwill - Goodwill consists of the unamortized excess of the purchase price over the fair value of the assets acquired in the 1996 purchase of a branch located in Concord, California. Goodwill recorded was $550,000 and is being amortized on a straight-line basis over 15 years.

     Income Taxes - The Company applies an asset and liability method in accounting for deferred income taxes. Deferred tax assets and liabilities are calculated by applying applicable tax laws to the differences between the financial statement basis and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, no compensation cost has been recognized for its stock option grants. SFAS No. 123, Accounting for Stock-Based Compensation requires disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of 1995.

     Earnings per Share - The Company has adopted the provisions of SFAS No. 128, Earnings per Share. This statement replaces previous standards for reporting earnings per share with basic and diluted earnings per share. All earnings per share information has been restated to give effect to the new standards. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     The following table reconciles the numerator and denominator used in computing both basic earnings per share and diluted earnings per share for the periods indicated:


                                                Year Ended December 31
                                               1997      1996     1995
                                                    (in thousands)
Calculation of Basic Earnings Per Share
Numerator - net income                  $1,439,000   $1,559,000   $1,405,000
Denominator - weighted average
 common shares outstanding               1,054,457      981,528      962,016

Basic Earnings Per Share                     $1.36        $1.59        $1.46
                                        ==========   ==========   ==========

Calculation of Diluted Earnings Per Share
Numerator:
 Net income                             $1,439,000   $1,559,000   $1,405,000
 Interest expense on convertible
  subordinated debentures, net of tax      129,000      178,000      200,000
                                        ----------   ----------   ----------
                                         1,568,000    1,737,000    1,605,000
                                        ----------   ----------   ----------
Denominator:
 Weighted average common shares
  outstanding                            1,054,457      981,528      962,016
 Effect of outstanding stock options        93,161       37,207       37,382
 Effect of Convertible Subordinated
  Debentures                               211,170      302,255      315,686
                                        ----------   ----------   ----------
                                         1,358,788    1,320,990    1,315,084
                                        ----------   ----------   ----------
Diluted Earnings Per Share                   $1.15        $1.32        $1.22
                                        ==========   ==========   ==========
------------------------------------------

     New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources, and No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

2.   PLAN OF ACQUISITION AND MERGER

     On November 13, 1997, the Company entered into a Plan of Acquisition and Merger (Plan) with SierraWest Bancorp (SierraWest). Under the terms of the agreement SierraWest will acquire all the outstanding common stock of the Company in exchange for shares of SierraWest's common stock at an exchange ratio defined by a formula in the Plan. The merger, which is expected to close early in the second quarter of 1998, is subject to the approval of each company's shareholders and various regulatory agencies. The transaction is expected to be accounted for as a pooling of interest.

3.   RESTRICTED CASH BALANCES

     Aggregate reserves of $616,000 and $750,000 in the form of deposits with the Federal Reserve Bank were maintained to satisfy
Federal Reserve requirements at December 31, 1997 and 1996.

4.   SECURITIES

     At December 31, the amortized cost of securities available for sale and their approximate fair value were as follows:


                                                            Carrying
                                            Gross      Gross      Amount
                               Amortized  Unrealized Unrealized (Approximate
                                  Cost       Gains    Losses    Fair Value)
December 31, 1997:
Securities of U.S. government
 agencies and corporations    $43,498,000  $ 67,000  $375,000  $43,190,000
FHLB stock                        592,000                          592,000
Obligations of states and
 political subdivisions         4,590,000   126,000    33,000    4,683,000
                              -----------  --------  --------  -----------
                              $48,680,000  $193,000  $408,000  $48,465,000
                              ===========  ========  ========  ===========

                                                                 Carrying
                                            Gross      Gross      Amount
                               Amortized  Unrealized Unrealized (Approximate
                                  Cost       Gains    Losses    Fair Value)
December 31, 1996:
Securities of U.S. government
 agencies and corporations    $47,887,000  $ 27,000  $519,000  $47,395,000
FHLB stock                        490,000                          490,000
Obligations of states and
 political Subdivisions         4,667,000    65,000    48,000    4,684,000
                              -----------  --------  --------  -----------
                              $53,044,000  $ 92,000  $567,000  $52,569,000
                              ===========  ========  ========  ===========

     Gross realized gains on sales of securities available for sale were approximately $42,000 in 1997 and $88,000 in 1996. Gross realized losses on sales of available for sale securities were approximately $5,000 in 1996. There were no gross realized losses on sales of available for sale securities in 1997.

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

     Scheduled maturities of securities available for sale (other than FHLB stock with a carrying value of approximately $592,000) at December 31, 1997, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay with or without penalty.

                                         Available for sale securities
                                        -------------------------------
                                                         Approximate
                                                          Fair Value
                                          Amortized       (Carrying
                                            Cost            Amount)
Due in one year or less                 $ 6,286,000       $ 6,291,000
Due after one year through five years    12,793,000        12,857,000
Due after five years through 10 years     3,495,000         3,542,000
Due after 10 years                       25,514,000        25,183,000
                                        -----------       -----------
                                        $48,088,000       $47,873,000
                                        ===========       ===========

     At December 31, 1997 and 1996, securities having carrying amounts of approximately $11,155,000 and $10,171,000 were pledged to secure public deposits and short-term borrowings and for other purposes required by law or contract.

5.   LOANS RECEIVABLE, IMPAIRED LOANS AND ALLOWANCE FOR LOAN
LOSSES

     The Company's loan customers are located primarily in Solano County and neighboring communities. At December 31, 1997, 75% of the Company's loan portfolio was for real estate, of which 80% was for commercial projects and 20% was for residential properties. Real estate construction loans comprise 5% of the loan portfolio with consumer and other, and commercial loans accounting for the remaining 11% and 9%, respectively. The real estate portfolio consists of approximately 86% variable rate loans and approximately 14% fixed rate loans. Substantially all loans are collateralized. Generally, real estate loans are secured by real property. Commercial and other loans are secured by bank deposits or business or personal assets. The Company's policy for requiring collateral reflects the Company's analysis of the borrower, the borrower's industry and the economic environment in which the loan would be granted. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrower.

     The major classifications of loans at December 31 are summarized as follows:


                               1997           1996
Commercial                 $ 10,348,000   $  8,926,000
Real estate construction      6,042,000      6,408,000
Real estate                  90,778,000     82,246,000
Consumer and other           13,894,000     16,045,000
                           ------------   ------------
                            121,062,000    113,625,000
Less:
 Allowance for loan losses    1,242,000      1,101,000
 Deferred loan fees             498,000        599,000
                           ------------   ------------
Net loans receivable       $119,322,000   $111,925,000
                           ============   ============

     Changes in the allowance for loan losses for the years ended
December 31 are summarized below:

                                 1997        1996       1995
Balance at beginning of year  $1,101,000  $1,158,000 $1,108,000
Provision for loan losses        319,000     411,000    324,000
Loans charged off               (224,000)   (496,000)  (282,000)
Recoveries                        46,000      28,000      8,000
                              ----------  ---------- ----------
Balance at end of year        $1,242,000  $1,101,000 $1,158,000
                              ==========  ========== ==========

     At December 31, 1997 and 1996, the recorded investment in loans for which impairment has been recognized was $2,454,000 and $2,648,000. The total allowance for loan losses related to these loans was $443,000 and $278,000 at December 31, 1997 and 1996.
For the years ended December 31, 1997 and 1996, the average recorded investment in loans for which impairment has been recognized was approximately $2,642,000 and $1,218,000. During the portion of the year that the loans were impaired, the Company recognized interest income of approximately $104,000 and $28,000 for cash payments received in 1997 and 1996.

     Included in the impaired loans are nonperforming loans at December 31 as follows:

                                   1997         1996
Nonaccrual loans               $  966,000     $ 70,000
Loans 90 days past due but
 still accruing interest          194,000       67,000
                               ----------     --------
Total nonaccrual and 90 days
 past due loans                $1,160,000     $137,000
                               ==========     ========

     If interest on nonaccrual loans had been accrued, such income would have been approximately $74,000, $7,000, and $203,000 in 1997, 1996 and 1995. At December 31, 1997, there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or whose loans have been modified.

6.   PREMISES AND EQUIPMENT

     The major classifications of premises and equipment at December 31 are summarized as follows:


                                          1997         1996
Bank premises                          $  132,000   $  132,000
Furniture, fixtures and equipment       2,318,000    2,222,000
Leasehold improvements                  2,872,000    2,752,000
                                       ----------   ----------
                                        5,322,000    5,106,000

Less accumulated depreciation
 and amortization                       3,273,000    2,822,000
                                       ----------   ----------
                                       $2,049,000   $2,284,000
                                       ==========   ==========

     Depreciation expense for the years ended December 31, 1997, 1996 and 1995 amounted to $464,000, $431,000 and $422,000, respectively.

7.   INVESTMENT IN REAL ESTATE DEVELOPMENT

     In 1984, the Bank formed a wholly-owned subsidiary, Conpac
Development Corporation (Conpac), to engage in real estate development activities.

     Conpac's current project consists of one commercial property development, Pacific Plaza, located in Vacaville, California.
The Pacific Plaza East portion of the project, consisting of a 32,000 square-foot office building, was completed and commenced operations in 1992. The Pacific Plaza West portion is being considered for development. At December 31, 1997, the Company occupied approximately 14% of the Pacific Plaza East project for use as its corporate offices. All significant intercompany transactions, including rental income for the Company's corporate offices, are eliminated in consolidation and excluded from the schedule of future minimum rentals.

     A summary of certain financial information for Conpac, after consolidation, is as follows:


                                1997       1996         1997        1996           1995
Investment in Pacific Plaza:
 Land                       $1,314,000 $1,366,000  Rental income - net $503,000 $542,000 $481,000
 Building and improvements   3,459,000  3,459,000
 Less accumulated                                  Operating expenses   262,000  185,000  168,000
  depreciation                (542,000)  (426,000) Depreciation
                            ---------- ----------   expense             115,000  115,000  100,000
 Total investment in Pacific                                           -------- -------- --------
  Plaza                      4,231,000  4,399,000
Other                           93,000     84,000  Total expenses       377,000  300,000  268,000
                            ---------- ----------                      -------- -------- --------
Total investment in real estate                    Income from real
 development                $4,324,000 $4,483,000   estate development $126,000 $242,000 $213,000
                            ========== ==========                      ======== ======== ========


     The future minimum rental income under long-term noncancelable leases for the Pacific Plaza East project are as follows:


       1998                                $         241,000
       1999                                          117,000
       2000                                           88,000
       2001                                           88,000
       2002                                           67,000
                                           -----------------
       Total                               $         601,000
                                           =================

     No interest costs were capitalized in 1997 or 1996 in connection with the Bank's development activities.

     A provision of the Federal Deposit Insurance Corporation Improvement Act (FDICIA) has impacted the Bank's ability to continue to engage in certain real estate development activities. Beginning in December 1992, state banks and their subsidiaries may not engage, as principal, in activities not permissible to national banks and their subsidiaries. Any bank engaged in such activities must divest itself of these investments by December 1996, and was required to file a divestiture plan with the FDIC by February 5, 1993. Generally national banks may not engage in real estate development, although they can own property used or to be used, in part, as a banking facility. During 1993, the Bank moved its corporate offices to Pacific Plaza East which is owned by Conpac. The Bank occupies approximately 14% of the leasable office space. Since ownership of banking premises is permissible for a national bank subsidiary, a divestiture plan is not required for Pacific Plaza East. The Bank, through Conpac, currently plans to retain its ownership of Pacific Plaza East.

     The Bank's divestiture plan, which was not objected to by the FDIC, states that the Bank and Conpac plan to develop and retain ownership of Pacific Plaza West.

8.   OTHER REAL ESTATE OWNED

     Other real estate owned at December 31, consisted of the following:

                                       1997        1996
Real estate acquired through
 foreclosure and held for sale        $96,000     $219,000
Less - allowance for other
 real estate owned losses                          (69,000)
                                      -------     --------
Other real estate owned - net         $96,000     $150,000
                                      =======     ========

     A summary of the activity in the allowance for other real estate owned losses is as follows:

                                        1997        1996
Balance at beginning of year          $69,000     $161,000
Charge-offs                           (69,000)     (92,000)
                                      -------     --------
Balance at end of year                $           $ 69,000
                                      =======     ========

9.   DEPOSITS

     The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $22,230,000 and $20,881,000 at December 31, 1997 and 1996. Interest expense incurred on certificates of deposit of $100,000 or more was approximately $1,154,000, $1,049,000, and $873,000, for the years ended
December 31, 1997, 1996 and 1995.

     At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:

       1998                           $ 55,320,000
       1999                              1,685,000
       2000                                 89,000
       2001                                851,000
       2002 and thereafter               1,894,000
                                      ------------
       Total                          $ 59,839,000
                                      ============

10.  OTHER BORROWED FUNDS

     Other borrowed funds at December 31, 1997 and 1996 represent amounts borrowed from the FHLB. Borrowings require monthly interest payments with the principal payable at maturity.
Amounts consist of the following:

Borrowing from the FHLB, matures March 26, 2001,
 interest at 6.44%                               $  750,000
Borrowing from the FHLB, matures April 23, 2003,
 interest at 6.92%                                1,900,000
                                                 ----------
Total                                            $2,650,000
                                                 ==========

11.  CONVERTIBLE SUBORDINATED DEBENTURES

     During 1993, the Bank sold $4,025,000 of convertible subordinated variable rate debentures due April 30, 2003, with an initial and minimum interest rate of 8%. During 1996, as part of the plan of reorganization and merger of the Company and the Bank, the convertible subordinated debentures were assumed by the Company under the same terms and provisions as previously entered into by the Bank. Interest is payable, as to the six months beginning on any interest rate payment date, on each April 1 and October 1 based on a variable rate of 1.5% over the average yield on the 10-year U.S. Treasury bond (rounded down to the nearest 1/8%) for the month ending two months prior to the month of the interest payment, subject to a ceiling of 10%. The debentures are convertible, at any time prior to maturity, into shares of the $.10 par value common stock of the Company at a conversion prices of $12.75 per share (subject to adjustment). During 1997, $1,132,000 (net of $90,000 in debt issuance costs) of the debt was converted to 95,839 shares of common stock at $12.75 per share. The debentures are currently redeemable at the Company's option, in whole or from time to time in part, at a rate of 104% of principal value until March 31, 1998 and at a rate of 100% of principal value thereafter. The payment of principal and interest on the debentures is subordinated in right of payment in full to senior indebtedness of the Company which includes obligations of the Company to its depositors and general creditors.

12.  INCOME TAXES

     The provision for income taxes for the years ended December
31 are summarized as follows:


                               1997    1996           1995
Currently payable:
 Federal                     $  730,000   $529,000   $667,000
 State                          304,000    257,000    249,000
                             ----------   --------   --------
 Total                        1,034,000    786,000    916,000
                             ----------   --------   --------
Deferred:
 Federal                        (49,000)    98,000   (259,000)
 State                          (19,000)    34,000     (9,000)
                             ----------   --------   --------
 Total                          (68,000)   132,000   (268,000)
                             ----------   --------   --------
Provision for income taxes   $  966,000   $918,000   $648,000
                             ==========   ========   ========

     A reconciliation of the federal statutory tax rate to the effective tax rate on income is as follows:

                                            1997    1996   1995
Federal statutory tax rate                  35.0%   35.0%  35.0%
State income taxes, net of federal benefit   7.8     7.7    7.4
Effect of tax exempt income                 (2.9)   (4.2) (10.5)
Merger-related costs                         1.5
Other                                       (1.2)   (1.4)  (0.3)
                                            -----   -----  -----
                                            40.2%   37.1%  31.6%
                                            =====   =====  =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the Bank's net deferred tax asset (included in other assets) at December 31, were as follows:

                                    1997        1996
Unrealized loss on securities
 available for sale              $ 91,000     $199,000
Allowance for loan losses         393,000      349,000
State taxes                        55,000       59,000
Depreciation                      (12,000)      70,000
Deferred compensation              67,000       42,000
Securities and loans marked
 to market for tax purposes       (83,000)    (179,000)
Other                               4,000       15,000
                                 --------     --------
                                 $515,000     $555,000
                                 ========     ========

13.  STOCK BASED COMPENSATION

     During 1996, as part of the plan of reorganization and merger of the Company and the Bank, the two stock option plans of the Bank were assumed by the Company under the same terms and provisions as previously adopted by the Bank. Under the plans, options are exercisable at prices equal to the fair market value as determined in good faith by the Company's board of directors at the date of the grant. The Company has reserved 200,000 shares of common stock for the 1993 stock option plan. No additional grants may be made under the 1990 plan, however, options for 47,486 shares remain outstanding. Options become exercisable in approximately one-third increments during each year subsequent to the date of grant. Options held by executives and directors must be fully exercised by the end of the tenth year, while all remaining options must be exercised by the end of the fifth year. A summary of stock options follows:


                                                        Weighted
                                                        Average
                                           Options      Exercise Price
Outstanding, January 1, 1995               140,367        10.17
 Granted                                     3,500        14.50
 Exercised                                 (10,686)       10.65
 Expired or canceled                          (333)       10.45
                                           -------
Outstanding, December 31, 1995             132,848        10.49
 Granted                                     4,000        14.81
 Exercised                                  (2,094)        6.53
 Expired or canceled                          (500)       16.00
                                           -------
Outstanding December 31, 1996              134,254        10.67
 Granted                                     4,500        16.71
 Exercised                                 (19,679)       10.40
 Expired or canceled                        (1,000)       16.00
                                           -------
Outstanding, December 31, 1997             118,075        10.90
                                           =======

     Information about stock options outstanding at December 31, 1997 is summarized as follows:

                                                  Weighted                         Weighted
                                                  Average                          Average
                                 Average          Exercise                         Exercise
  Range of                      Remaining         Price of                         Price of
  Exercise        Options      Contractual         Options        Options           Options
   Prices       Outstanding   Life (Years)       Outstanding     Exercisable       Exercisable
 $8.88-$9.50      24,691          2.20               $8.98          24,691             $8.98
$10.45-$11.50     81,219          4.70              $10.84          81,219            $10.84
$13.75-$14.50      6,665          7.05              $14.02           4,667            $13.99
$16.00-$17.13      5,500          5.89              $16.58           1,500            $16.13

          As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. The required pro forma disclosures of the effect of stock-based compensation on net income and earnings per share using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, are not presented as the differences are not material.

14.  PROFIT SHARING PLAN

     The Company has a profit sharing plan (Plan) for the employees of the Company under which annual contributions are at the discretion of the Board of Directors. Substantially all of the Company's employees are participants in the Plan. The total contribution made to the Plan by the Company in 1997, 1996 and 1995 was approximately $143,000, $132,000, and $117,000.

15.  SALARY CONTINUATION PLAN

     The Company has a Salary Continuation Plan covering certain of its senior officers. Under this plan, the officers or their beneficiaries will receive monthly payments after retirement or if earlier, death. The Company has accrued $55,000, $41,000 and $32,000 as compensation expense in 1997, 1996 and 1995, respectively, under this plan. To protect the Company in the event of death prior to retirement, the Company has secured life insurance on the lives of the covered officers.

16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and interest rate swaps. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For swap transactions, notional principal amounts often are used to express the volume of these transactions, but the amounts subject to credit risk are much smaller because the Company enters into matched swap agreements that are settled periodically on a net cash basis. The Company controls the credit risk of its interest rate swap agreements through credit approvals, limits, and monitoring procedures.

     The following table discloses the contract or notional amount of off-balance sheet financial instruments at December 31, 1997 and 1996.

                                             1997       1996
Financial instruments whose
 contract amounts represent credit risk:
  Commitments to extend credit           $18,191,000 $14,370,000
 Standby letters of credit                   532,000     649,000
Financial instruments whose notional
 or contract amounts exceed the amount
 of credit risk:
  Interest rate swap agreements           10,900,000  10,000,000

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of each customer. Collateral held varies but may include real property, bank deposits, debt securities, equity securities, or business assets.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support inventory purchases by the Company's commercial and technology division customers, and such guarantees are typically short-term. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers and the Company accordingly uses evaluation and collateral requirements similar to those for loan commitments.

     The Company has entered into interest rate swap agreements with the FHLB as described below. The effect of the $10,000,000 notional amount agreement was to shorten the lag time in interest rate fluctuations from the 11th District Cost of Funds Index
(COFI) to the treasury bill to enable the Company to better match the timing of the repricing of certain liabilities. The effect of the $900,000 notional amount agreement was to lock in an interest rate spread on a fixed interest rate loan of a similar amount and term.


              Original
  Notional      Issue    Original        Company           Company
  Amount        Date       Term           Pays             Receives
$10,000,000  5-24-1996  Five years    COFI plus .65%     Three month
                                      (variable rate)    treasury bill
                                                         (variable rate)

   $900,000  1-24-1997  Seven years   6.74% (fixed       One year constant
                                      rate)              maturity treasury
                                                         index (variable
                                                         rate)

     Cash requirements under the swap agreements have not been material to the Company's financial position or results of operations. The credit risk on the swap agreements is estimated to be the replacement cost for those agreements in a gain position in the event of nonperformance by the FHLB. At December 31, 1997 and 1996, there was no credit risk associated with these agreements.

17.  COMMITMENTS AND CONTINGENCIES

     Branch facilities and certain equipment are rented under long-term operating leases which provide for future minimum rental payments as follows:

     Year Ended December 31                           Amount
          1998                                  $     572,000
          1999                                        498,000
          2000                                        473,000
          2001                                        482,000
          2002                                        412,000
          Thereafter                                1,889,000
                                                -------------
                                                $   4,326,000
                                                =============

     Renewal privileges exist on certain leases. Total rent expense amounted to $576,000, $536,000, and $534,000, for the years ended December 31, 1997, 1996, and 1995.

     The Company is involved in a number of legal actions arising from normal business activities. Management, upon the advice of legal counsel, believes that the ultimate resolution of these actions will not have a material adverse effect on the financial statements.

18.  RELATED PARTY TRANSACTIONS

     The Bank has made loans to directors and executive officers and companies with which they are affiliated. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. A summary of the activity for the years ended December 31, 1997 and 1996 is as follows (renewals are not reflected as either new loans or repayments):

                                             1997       1996
Balance at beginning of year             $3,410,000  $3,376,000
Borrowings                                  246,000     433,000
Principal repayments                       (322,000)   (399,000)
                                         ----------  ----------
Balance at end of year                   $3,334,000  $3,410,000
                                         ==========  ==========

19.  REGULATORY MATTERS AND DIVIDENDS

     The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and, possibly, additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and the Bank's prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     The most recent notifications from the Federal Deposit Insurance Corporation for the Bank as of December 31, 1997 and 1996, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Company and the Bank's actual capital amounts and ratios are also presented, respectively, in the following tables.


     Company:                                               For Capital
                                     Actual               Adequacy Purposes
                              ---------------------    ----------------------
                                                         Minimum      Minimum
                                 Amount      Ratio        Amount       Ratio
As of December 31, 1997:
 Total capital
  (to risk weighted assets)   $19,084,000    13.64%    $11,195,000     8.00%
 Tier I capital
  (to risk weighted assets)   $15,374,000    10.99%    $ 5,597,000     4.00%
 Tier I capital
  (to average assets)         $15,374,000     7.91%    $ 7,772,000     4.00%


                                                            For Capital
                                     Actual               Adequacy Purposes
                              ---------------------    ----------------------
                                                         Minimum      Minimum
                                 Amount      Ratio        Amount       Ratio
As of December 31, 1996:
 Total capital
  (to risk weighted assets)   $17,895,000    13.55%    $10,564,000      8.0%
 Tier I capital
  (to risk weighted assets)   $13,104,000     9.92%    $ 5,282,000      4.0%
 Tier I capital
  (to average assets)         $13,104,000     7.04%    $ 7,444,000      4.0%

     Bank:                                                                         To Be
                                                                            Categorized as Well
                                                                             Capitalized Under
                                                         For Capital         Prompt Corrective
                                       Actual          Adequacy Purposes     Action Provisions
                               -------------------   -------------------   --------------------
                                                       Minimum   Minimum   Minimum      Minimum
                                 Amount     Ratio      Amount     Ratio     Amount       Ratio

As of December 31, 1997:
 Total capital
  (to risk weighted assets)    $18,431,000  13.21%   $11,160,000   8.00%  $13,950,000   10.00%
 Tier I capital
  (to risk weighted assets)    $13,521,000   9.69%   $ 5,580,000   4.00%  $ 8,370,000    6.00%
 Tier I capital
  (to average assets)          $13,521,000   6.97%   $ 7,755,000   4.00%  $ 9,694,000    5.00%

As of December 31, 1996:
 Total capital
  (to risk weighted assets)    $17,416,000  13.22%   $10,540,000    8.0%  $13,174,000    10.0%
 Tier I capital
  (to risk weighted assets)    $12,647,000   9.60%   $ 5,270,000    4.0%  $ 7,905,000     6.0%
 Tier I capital
  (to average assets)          $12,647,000   6.81%   $ 7,407,000    4.0%  $ 9,286,000     5.0%

     Under federal and California state banking laws, dividends paid by the Bank to the Company in any calendar year may not exceed certain limitations without the prior written approval of the appropriate bank regulatory agency. At December 31, 1997, the amount available for such dividends without prior written approval was approximately $3,317,000. Similar restrictions apply to the amounts and terms of loans, advances and other transfers of funds from the Bank to the Company.

     Dividends subsequent to year-end - On January 20, 1998, the
Board of Directors declared a $.15 per share cash dividend payable February 17, 1998 to shareholders of record on February
3, 1998.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments requires certain disclosures regarding the estimated fair value of financial instruments for which it is practicable to estimate. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Fair value has not been adjusted to reflect changes in market conditions subsequent to December 31, 1997, therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

     The following estimates and assumptions were used as of December 31, 1997 and 1996 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

     (h) Interest Rate Swap Agreements - The fair value of the interest rate swap agreements is estimated by discounting the contractual cash flows using the interest rates in effect at year end over the remaining maturity.

     The estimated fair values of the Company's financial instruments as of December 31, are as follows:

                                                1997                         1996
                                        Carrying      Fair           Carrying         Fair
                                         Amount       Value           Amount          Value
FINANCIAL ASSETS:
Cash and cash equivalents            $ 19,064,000 $ 19,064,000    $ 16,940,000    $ 16,940,000
Available for sale securities          48,465,000   48,465,000      52,569,000      52,569,000
Loans receivable                      121,062,000  118,884,000     113,625,000     112,499,000

FINANCIAL LIABILITIES:
Deposits                              174,732,000  174,683,000     170,343,000     170,271,000
Other borrowed funds                    2,650,000    2,533,000       2,650,000       2,606,000
Convertible subordinated debentures     2,468,000    2,468,000       3,690,000       3,690,000


                                         Credit       Fair            Credit           Fair
                                          Risk        Value            Risk            Value
OFF BALANCE SHEET ITEMS:
Interest rate swap agreements:
  Pay variable/receive variable            -       $(106,000)            -           $(68,000)
  Pay fixed/receive variable               -         (31,000)            -                -

21.  CONDENSED FINANCIAL INFORMATION OF CALIFORNIA COMMUNITY
     BANCSHARES CORPORATION

     The condensed financial statements of California Community
Bancshares Corporation are presented below:


CALIFORNIA COMMUNITY BANCSHARES CORPORATION
CONDENSED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
-----------------------------------------------------------
                                            1997         1996
Assets:
Cash and cash equivalents               $   168,000  $    94,000
Investments in subsidiary                13,993,000   12,913,000
Note receivable from Bank                 3,669,000    3,669,000
Other assets                                455,000      478,000
                                        -----------  -----------
Total                                   $18,285,000  $17,154,000
                                        ===========  ===========
Liabilities and shareholders' equity:
Other liabilities                       $    64,000  $    95,000
Convertible subordinated debentures       2,468,000    3,690,000

Shareholders' equity:
 Common stock, no par value:  authorized,
  2,000,000 shares; outstanding,
  1,110,036 and 994,519 as of
  December 31, 1997 and 1996             12,561,000   11,135,000
 Retained earnings                        3,317,000    2,510,000
 Net unrealized loss on securities
  available for sale, net of tax effect    (125,000)    (276,000)
                                        -----------  -----------
Total                                   $18,285,000  $17,154,000
                                        ===========  ===========

CONDENSED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31, 1997 AND PERIOD FROM FEBRUARY 29, 1996
(DATE OF MERGER WITH BANK) TO DECEMBER 31, 1996
-----------------------------------------------------------
                                        1997       1996
INCOME:
Dividends from subsidiary           $  750,000   $  710,000
Interest income on note
 receivable from Bank                  295,000      251,000
                                    ----------   ----------
Total income                         1,045,000      961,000

EXPENSE:
Convertible subordinated
 debenture interest expense            223,000      254,000
Other                                  314,000      120,000
                                    ----------   ----------
Total expense                          537,000      374,000

Income before equity in
 undistributed income of subsidiary    508,000      587,000
Equity in undistributed
 income of subsidiaries                931,000      972,000
                                    ----------   ----------
Net income                          $1,439,000   $1,559,000
                                    ==========   ==========

CONDENSED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1997 AND PERIOD FROM FEBRUARY 29, 1996
(DATE OF MERGER WITH BANK) TO DECEMBER 31, 1996
-----------------------------------------------------------
                                        1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                         $1,439,000   $1,559,000
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Equity in undistributed income
   of subsidiary                      (931,000)    (972,000)
  Effect of changes in:
   Other assets                         25,000     (478,000)
   Other liabilities                   (31,000)      95,000
                                    ----------   ----------
Net cash provided by operating
 activities                            502,000      204,000
                                    ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash dividends paid                  (632,000)    (442,000)
 Cash proceeds from stock
  options exercised                                 204,000
 Increase in note receivable from Bank           (3,669,000)
 Convertible subordinated debentures              4,025,000
 Other                                              (24,000)
                                    ----------   ----------
Net cash used in financing activities (428,000)    (110,000)
                                    ----------   ----------

INCREASE IN CASH AND CASH EQUIVALENTS   74,000       94,000

CASH AND CASH EQUIVALENTS:
 Beginning of year                      94,000        -
                                    ----------   ----------
 End of year                        $  168,000   $   94,000
                                    ----------   ----------
ADDITIONAL INFORMATION:
 Common stock issued on conversion
  of debentures net of debenture
  offering costs of $90,000 and
  $28,000 in 1997 and 1996,
  respectively                      $1,132,000   $  307,000
                                    ----------   ----------
 Cash payments for interest
  paid on convertible
  subordinated debentures           $  248,000   $  180,000
                                    ----------   ----------

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

Dated:  March 17, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE:           TITLE          DATE
-------------------------     --------       --------------
/s/ Dorce Daniel              Director       March 17, 1998
-------------------------
DORCE DANIEL

/s/ William J. Hennig         Director       March 17, 1998
-------------------------
WILLIAM J. HENNIG

/s/ Bernard E. Moore          Director       March 17, 1998
-------------------------
BERNARD E. MOORE

/s/ Melvin M. Norman          Director       March 17, 1998
-------------------------
MELVIN M. NORMAN

/s/ Stephen R. Schwimer       Director       March 17, 1998
-------------------------
STEPHEN R. SCHWIMER

/s/ Donald E. Sheahan         Director       March 17, 1998
-------------------------
DONALD E. SHEAHAN

/s/ Gary E. Stein             Director       March 17, 1998
-------------------------
GARY E. STEIN

/s/ Walter O. Sunderman       Director       March 17, 1998
-------------------------
WALTER O. SUNDERMAN

/s/ John C. Usnick            Director       March 17, 1998
-------------------------
JOHN C. USNICK

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

                            SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                      -----------------------------------

                  CALIFORNIA COMMUNITY BANCSHARES CORPORATION

EXHIBIT 10.22 - FIRST AMENDMENT TO THE SUNDERMAN EMPLOYMENT
AGREEMENT AMENDED MAY 20, 1997

First Amendment To The Sunderman Employment Agreement

     This First Amendment to the Employment Agreement amended and restated effective August 1, 1993, between Continental Pacific
Bank ("Employer") and Walter O. Sunderman ("Employee"),

WITNESSETH:

     WHEREAS, Employer and Employee desire to amend and to clarify said Employment Agreement; and

     WHEREAS, at the May 20, 1997 meeting of Employer's Board of
Directors, the Board approved certain amendments to said
Employment Agreement;

     NOW, THEREFORE, Employer and Employee hereby agree to amend said Employment Agreement effective May 20, 1997 as follows:

     1. Section 6(b) - the first paragraph shall be revised to read as follows:

          "In the event this Agreement or Employee's employment is terminated by Employer within either six (6) months prior to or twelve (12) months after the occurrence of a Change of Control (unless pursuant to paragraph 7(a)(i) through 7(a)(iv)), then Employer or any assignee or successor in interest shall pay Employee (in accordance with Section 6(e)) a benefit equal to two
(2) times Employee's then current or last set annual base salary under Section 4(a) of this Agreement; provided, however, that any benefits under Section 6(c) shall reduce the benefit hereunder. The benefit under this Section 6(b) shall begin thirty (30) days following the later of Employee's termination of employment or the consummation of the Change of Control and shall be reduced by any payment of the additional one (1) year of salary that is made under Section 7(b)."

     2.     Section 6(c) shall be amended to read as follows:

          "In the event a Change of Control occurs but neither Employee's employment nor this Agreement is terminated within six
(6) months before consummation of the Change in Control as set forth above, Employer or any assignee or successor in interest shall pay Employee (in accordance with Section 6(e)) a benefit equal to one (1) year of Employee's then current annual base salary. The benefit under this Section 6(c) shall begin thirty
(30) days following the consummation of the Change of Control."

     3.     Section 6(d) shall be amended to read as follows:

          "In the event a Change of Control of Employer is consummated for a total purchase or investment price or value of more than 1.75 times Employer's book value as of the end of the month prior to announcement of the transaction calculated in accordance with the FDIC's regulatory capital requirements but on a fully diluted basis, Employer or any assignee or successor in interest shall pay Employee (in accordance with Section 6(e)) an additional incentive benefit calculated pursuant to the provisions of Schedule 2 of this Agreement, fully incorporated by this reference. The benefit under this Section 6(d) shall begin thirty (30) days following the consummation of the Change of Control."

     4.     Section 6(e) shall be renumbered as 6(f) and a new
section 6(e) shall be added to read as follows:

          "(e) Any benefits payable under Sections 6(b), (c) and
(d) are intended to be an unfunded promise to pay such benefits for purposes of the Internal Revenue Code of 1986, as amended. When Employee accrues rights to any such benefits, Employer shall establish a trust and contribute assets to such trust in an amount equal to Employee's accrued benefits. Such trust shall be a "grantor trust", of which Employer is the grantor, within the meaning of subpart E, part I, subchapter J, chapter 1, subtitle A of the Internal Revenue Code of 1986, as amended. The trustee shall be mutually acceptable to Employer and Employee. The principal of the trust, and any earnings thereon shall be held separate and apart from other funds of Employer and shall be used exclusively for the uses and purposes of Employee and general creditors as herein set forth. Any assets held by the trust will be subject to the claims of Employer's general creditors under federal and state law in the event of insolvency as defined under the trust. Employee and his beneficiaries shall have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust. Any rights created under Sections 6(b),
(c), and (d) shall be unsecured contractual rights of Employee and his beneficiaries against Employer.

          Benefits payable under Sections 6(b), (c) and (d) plus interest shall be paid in monthly installments of $6,000.00 over a period of at least thirty-six (36) months and until all amounts held on behalf of Employee are paid (i.e., benefits plus interest). The trustee shall invest any amounts held in certificates of deposit offered by insured institutions or U.S. government securities or similar securities of other institutions. In making such investments, the trustee shall maximize the earnings of the trust taking into account its liquidity needs."

     5. Section 6(f) as renumbered shall be revised by replacing the period of the last sentence with:

     ", and (iii) Employee shall have the right to elect, if permitted under section 280G of the Code, which payments included as Total Payments shall be reduced in order to comply with the limit imposed by section 280G of the Code."

     IN WITNESS WHEREOF, this First Amendment is executed as of June 17, 1997.

Continental Pacific Bank               Employee


By: /s/ Bernard E. Moore               /s/ Walter O. Sunderman

Its: Chairman

EXHIBIT 10.23 - FIRST AMENDMENT TO THE POPOVICH EMPLOYMENT
AGREEMENT AMENDED MAY 20, 1997

First Amendment To The Popovich Employment Agreement

     This First Amendment to the Employment Agreement amended and restated effective August 1, 1993, between Continental Pacific
Bank ("Employer") and Andrew S. Popovich ("Employee"),

                                  WITNESSETH:

     WHEREAS, Employer and Employee desire to amend and to clarify said Employment Agreement; and

     WHEREAS, at the May 20, 1997 meeting of Employer's Board of
Directors, the Board approved certain amendments to said
Employment Agreement;

     NOW, THEREFORE, Employer and Employee hereby agree to amend said Employment Agreement effective May 20, 1997 as follows:

     1. Section 6(b) - the first paragraph shall be revised to read as follows:

          "In the event this Agreement or Employee's employment is terminated by Employer within either six (6) months prior to or twelve (12) months after the occurrence of a Change of Control (unless pursuant to paragraph 7(a)(i) through 7(a)(iv)), then Employer or any assignee or successor in interest shall pay Employee (in accordance with Section 6(e)) a benefit equal to two
(2) times Employee's then current or last set annual base salary under Section 4(a) of this Agreement; provided, however, that any benefits under Section 6(c) shall reduce the benefit hereunder. The benefit under this Section 6(b) shall begin thirty (30) days following the later of Employee's termination of employment or the consummation of the Change of Control and shall be reduced by any payment of the additional six (6) months salary that is made under Section 7(b)."

     2.     Section 6(c) shall be amended to read as follows:

          "In the event a Change of Control occurs but neither Employee's employment nor this Agreement is terminated within six
(6) months before consummation of the Change in Control as set forth above, Employer or any assignee or successor in interest shall pay Employee (in accordance with Section 6(e)) a benefit equal to six (6) months of Employee's then current annual base salary. The benefit under this Section 6(c) shall begin thirty
(30) days following the consummation of the Change of Control."

     3.     Section 6(d) shall be amended to read as follows:

          "In the event a Change of Control of Employer is consummated for a total purchase or investment price or value of more than 1.75 times Employer's book value as of the end of the month prior to announcement of the transaction calculated in accordance with the FDIC's regulatory capital requirements but on a fully diluted basis, Employer or any assignee or successor in interest shall pay Employee (in accordance with Section 6(e)) an additional incentive benefit calculated pursuant to the provisions of Schedule 2 of this Agreement, fully incorporated by this reference. The benefit under this Section 6(d) shall begin thirty (30) days following the consummation of the Change of Control."

     4.     Section 6(e) shall be renumbered as 6(f) and a new
section 6(e) shall be added to read as follows:

          "(e) Any benefits payable under Sections 6(b), (c) and
(d) are intended to be an unfunded promise to pay such benefits for purposes of the Internal Revenue Code of 1986, as amended. When Employee accrues rights to any such benefits, Employer shall establish a trust and contribute assets to such trust in an amount equal to Employee's accrued benefits. Such trust shall be a "grantor trust", of which Employer is the grantor, within the meaning of subpart E, part I, subchapter J, chapter 1, subtitle A of the Internal Revenue Code of 1986, as amended. The trustee shall be mutually acceptable to Employer and Employee. The principal of the trust, and any earnings thereon shall be held separate and apart from other funds of Employer and shall be used exclusively for the uses and purposes of Employee and general creditors as herein set forth. Any assets held by the trust will be subject to the claims of Employer's general creditors under federal and state law in the event of insolvency as defined under the trust. Employee and his beneficiaries shall have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust. Any rights created under Sections 6(b),
(c), and (d) shall be unsecured contractual rights of Employee and his beneficiaries against Employer.

          Benefits payable under Sections 6(b), (c) and (d) plus interest shall be paid in monthly installments of $8,000.00 over a period of at least thirty-six (36) months and until all amounts held on behalf of Employee are paid (i.e., benefits plus interest). The trustee shall invest any amounts held in certificates of deposit offered by insured institutions or U.S. government securities or similar securities of other institutions. In making such investments, the trustee shall maximize the earnings of the trust taking into account its liquidity needs."

     5. Section 6(f) as renumbered shall be revised by replacing the period of the last sentence with:

     ", and (iii) Employee shall have the right to elect, if permitted under section 280G of the Code, which payments included as Total Payments shall be reduced in order to comply with the limit imposed by section 280G of the Code."

     IN WITNESS WHEREOF, this First Amendment is executed as of June 17, 1997.

Continental Pacific Bank               Employee


By: /s/ Bernard E. Moore               /s/ Andrew S. Popovich

Its: Chairman

EXHIBIT 10.24 - FIRST AMENDMENT TO THE ALFSTAD EMPLOYMENT
AGREEMENT AMENDED MAY 20, 1997

First Amendment To The Alfstad Employment Agreement

     This First Amendment to the Employment Agreement amended and restated effective August 1, 1993, between Continental Pacific
Bank ("Employer") and Ronald A. Alfstad ("Employee"),

                                  WITNESSETH:

     WHEREAS, Employer and Employee desire to amend and to clarify said Employment Agreement; and

     WHEREAS, at the May 20, 1997 meeting of Employer's Board of
Directors, the Board approved certain amendments to said
Employment Agreement;

     NOW, THEREFORE, Employer and Employee hereby agree to amend said Employment Agreement effective May 20, 1997 as follows:

     1. Section 6(b) - the first paragraph shall be revised to read as follows:

          "In the event this Agreement or Employee's employment is terminated by Employer within either six (6) months prior to or twelve (12) months after the occurrence of a Change of Control (unless pursuant to paragraph 7(a)(i) through 7(a)(iv)), then Employer or any assignee or successor in interest shall pay Employee (in accordance with Section 6(e)) a benefit equal to two
(2) times Employee's then current or last set annual base salary under Section 4(a) of this Agreement; provided, however, that any benefits under Section 6(c) shall reduce the benefit hereunder. The benefit under this Section 6(b) shall begin thirty (30) days following the later of Employee's termination of employment or the consummation of the Change of Control and shall be reduced by any payment of the additional six (6) months salary that is made under Section 7(b)."

     2.     Section 6(c) shall be amended to read as follows:

          "In the event a Change of Control occurs but neither Employee's employment nor this Agreement is terminated within six
(6) months before consummation of the Change in Control as set forth above, Employer or any assignee or successor in interest shall pay Employee (in accordance with Section 6(e)) a benefit equal to six (6) months of Employee's then current annual base salary. The benefit under this Section 6(c) shall begin thirty
(30) days following the consummation of the Change of Control."

     3.     Section 6(d) shall be renumbered as 6(e) and a new
section 6(d) shall be added to read as follows:

          "(d) Any benefits payable under Sections 6(b) and (c) are intended to be an unfunded promise to pay such benefits for purposes of the Internal Revenue Code of 1986, as amended. When Employee accrues rights to any such benefits, Employer shall establish a trust and contribute assets to such trust in an amount equal to Employee's accrued benefits. Such trust shall be a "grantor trust", of which Employer is the grantor, within the meaning of subpart E, part I, subchapter J, chapter 1, subtitle A of the Internal Revenue Code of 1986, as amended. The trustee shall be mutually acceptable to Employer and Employee. The principal of the trust, and any earnings thereon shall be held separate and apart from other funds of Employer and shall be used exclusively for the uses and purposes of Employee and general creditors as herein set forth. Any assets held by the trust will be subject to the claims of Employer's general creditors under federal and state law in the event of insolvency as defined under the trust. Employee and his beneficiaries shall have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust. Any rights created under Sections 6(b) and
(c) shall be unsecured contractual rights of Employee and his beneficiaries against Employer.

          Benefits payable under Sections 6(b) and (c) plus interest shall be paid in monthly installments of $2,500.00 over a period of at least thirty-six (36) months and until all amounts held on behalf of Employee are paid (i.e., benefits plus interest). The trustee shall invest any amounts held in certificates of deposit offered by insured institutions or U.S. government securities or similar securities of other institutions. In making such investments, the trustee shall maximize the earnings of the trust taking into account its liquidity needs."

     4. Section 6(e) as renumbered shall be revised by replacing the period of the last sentence with:

     ", and (iii) Employee shall have the right to elect, if permitted under section 280G of the Code, which payments included as Total Payments shall be reduced in order to comply with the limit imposed by section 280G of the Code."

     IN WITNESS WHEREOF, this First Amendment is executed as of June 17, 1997.

Continental Pacific Bank               Employee


By: /s/ Bernard E. Moore               /s/ Ronald A. Alfstad

Its: Chairman

EXHIBIT 10.25 - FORM OF DIRECTORS INDEMNIFICATION AGREEMENT WITH
AMENDMENT DATED AS OF NOVEMBER 11, 1997

                           INDEMNIFICATION AGREEMENT

     THIS AGREEMENT dated as of November 11, 1997 by and between California Community Bancshares Corporation, a Delaware corporation ("CCBC") and ____________ ("Director").

                                W I T N E S S E T H:

     WHEREAS, Director has served and continues to serve as a director of CCBC;

     WHEREAS, CCBC recognizes that service as a director of a Delaware corporation involves certain economic risks: and

     WHEREAS, CCBC wishes to indemnify Director against such risks to the fullest extent permitted by applicable law.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties hereby agree as follows:

     1. Service as a Director. Director has heretofore served as a director of CCBC and hereby agrees to serve as a director of CCBC until such time as he resigns from such directorship or fails to be renominated or reelected thereto.

     2.     Indemnification.

     (a) CCBC hereby agrees to indemnify Director and hold him harmless with respect to any liabilities, damages, expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with any threatened or actual claim, action, suit, proceeding or investigation brought against Director by reason of the fact that he is or was a director of CCBC or is or was serving at the request of CCBC as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, including, without limitation, any subsidiary of CCBC, to the fullest extent now or hereafter permitted by applicable law. With regard to any such matter, it shall be presumed that Director was acting in good faith within the scope of his employment or authority as he could reasonably have perceived it under the circumstances and for a purpose he could reasonably have believed under the circumstances was in the best interests of CCBC, unless a judicial finding is made to the contrary that is not reversed on appeal. Termination of any proceeding by judgment, order, settlement or conviction or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that Director did not act in good faith and in a manner which complied with the above standard.

     (b) To the extent that Director is successful on the merits or otherwise in defense of any proceeding referred to above, or in defense of any claim, issue or matter therein, Director shall be indemnified against expenses (including, but not limited to, attorneys' fees at both trial and appellate levels) actually and reasonably incurred by him in connection therewith, without the necessity of an independent determination that Director met any appropriate standard of conduct. CCBC agrees to pay all expenses incurred by Director in defending a civil or criminal proceeding in advance of the final disposition of such proceeding upon receipt of an undertaking by or on behalf of Director to repay such amount if he is ultimately found not to be entitled to indemnification pursuant to the terms contained herein.

     (c) If CCBC fails to provide indemnification or advancement of expenses, or both, to Director and it is determined by the court conducting any proceeding, or another court of competent jurisdiction, that Director is entitled to indemnification as required herein or is fairly and reasonably entitled to indemnification or advancement of expenses, or both, in view of all relevant circumstances, regardless of whether such person met the standard of conduct set forth above, CCBC shall pay to Director all expenses actually incurred, including attorneys' fees, in obtaining court ordered indemnification or advancement of expenses.

     (d) Neither CCBC on the one hand nor Director on the other hand may settle or compromise any claim covered by the indemnification set forth herein without the prior written consent of the other party hereto, provided that consent to such settlement or compromise shall not be unreasonably withheld by either party.

     (e) If any action or proceeding shall be brought or asserted against Director in respect of which indemnification may be sought hereunder, Director shall promptly notify CCBC in writing, and CCBC shall have the right to assume the defense thereof, including the employment of counsel reasonably satisfactory to Director and the payment of all expenses. Director shall have the right to employ separate counsel in any such action and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of Director unless
(i) CCBC agrees to pay such fees and expenses, (ii) CCBC shall have failed promptly to assume the defense of such action or proceeding and employ counsel reasonably satisfactory to Director in any such action or proceeding, or (iii) the named parties to any such action or proceeding include both Director and CCBC and Director has reasonably concluded based upon the advice of counsel that there may be one or more legal defenses available to him which are different from or additional to those available to CCBC, in which case, if Director notifies CCBC in writing that he elects to employ separate counsel at the expense of CCBC, CCBC shall not have the right to assume the defense of such action or proceeding on behalf of Director and shall pay all expenses including attorneys' fees incurred by Director in such defense.

     (f) Notwithstanding any other provision of this Agreement to the contrary, CCBC shall not make any "prohibited indemnification payment " or "reasonable payment," as such terms are defined or used in Part 359 of the regulations of the Federal Deposit Insurance Corporation, except in compliance with the provisions of such part or any successor regulations thereto.

     3.     Applicable Law.     As stated above, it is the
intention of CCBC that the indemnification provided herein be to the fullest extent now or hereafter permitted by law. The indemnification obligations of CCBC shall be governed by the laws of the State of Delaware without regard to principles of conflicts of laws thereof. In the event that any provision hereof is found to be invalid under applicable law, then the scope of such provision shall be narrowed so that it provides Director with indemnification to the fullest extent permissible under applicable law.

     4. Notices. All notices or other communications that are required or permitted hereunder shall be in writing and sufficient if delivered personally or sent by overnight delivery, telegram or telex or other facsimile transmission addressed as follows:

If to CCBC, to:            California Community Bancshares
                           555 Mason Street, Suite 280
                           Vacaville, CA 95688-3985
                           Attn. Walter O. Sunderman
                           President & CEO

With a required copy to:   Lillick &  Charles LLP
                           2 Embarcadero Center, 27th Floor
                           San Francisco, CA 94111
                           Attn. Ronald W. Bachli

If to Director, to:      __________________
                         __________________
                         __________________

     Any notice hereunder shall be deemed delivered when actually received at the address of such party set forth herein. Each party shall have the right to change either the persons or addresses to which notices and other communications shall be sent with respect to such party by a notice to the other party in accordance with this Section 4.

     5.     Miscellaneous.     This Agreement constitutes the
entire agreement between the parties with respect to the subject matter hereof and supersedes all prior agreements, understandings or arrangements between them relating thereto; provided, that the
rights   of the Director hereunder shall be in addition to all
rights of the Director under Article VII of the Bylaws of CCBC and nothing contained herein shall be deemed to restrict any rights of the Director under Article VII of the Bylaws of CCBC. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors, distributees and assigns. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same document. Any term or provision of this Agreement may be waived in writing at any time by the party that is entitled to the benefits thereof and any term or provision of this Agreement may be amended or supplemented at any time by a written instrument signed by each party hereto.

     IN WITNESS WHEREOF, the undersigned have executed this Indemnification Agreement as of the date and year first written above.

CALIFORNIA COMMUNITY
BANCSHARES CORPORATION


_______________________________
_______________________________
by:
Its:

     AMENDMENT TO INDEMNIFICATION AGREEMENT

WHEREAS, the undersigned has entered into an Indemnification
Agreement (the "Agreement") dated as November 11, 1997 with
California Community Bancshares ("CCBC"); and

WHEREAS, CCBC has entered into a Plan of Acquisition and Merger dated as of November 13, 1997 with SierraWest Bancorp ("Sierra") (the"Plan") pursuant to which CCBC will be merged with and into Sierra, with Sierra as the surviving corporation (the "Merger"); and

WHEREAS, pursuant to Section 3.3(d) of the Plan Sierra agrees to indemnify the Directors and Officers of CCBC, as defined therein, , which indemnification continues for a period of four (4) years from the Effective Date of the Merger; and

WHEREAS, in order to facilitate consummation of the Merger, the undersigned desires to amend the Agreement, conditioned upon consummation of the Merger, to provide that the Agreement, consistent with Section 3.3(d) of the Plan, shall expire four years from the Effective Date of the Merger.

NOW THEREFORE, the undersigned hereby agrees that, subject to consummation of the Merger, the Agreement consistent with Section
3.3(d) of the Plan, shall expire four years from the Effective Date of the Merger.

     Other than specifically set forth herein, the Agreement remains in full force and effect and this amendment will have no effect if the Merger is not consummated

IN WITNESS WHEREOF, the undersigned have executed this Amendment to Indemnification Agreement this 13 day of November, 1997.

CALIFORNIA COMMUNITY
BANCSHARES CORPORATION



_______________________________
_______________________________
by:
Its:

EXHIBIT 10.26 - FORM OF OFFICERS INDEMNIFICATION AGREEMENT WITH
AMENDMENT DATED AS OF NOVEMBER 11, 1997

                           INDEMNIFICATION AGREEMENT

     THIS AGREEMENT dated as of November 11, 1997 by and between California Community Bancshares Corporation, a Delaware corporation ("CCBC") and ______________ ("Officer").

                                W I T N E S S E T H:

     WHEREAS, Officer has served and continues to serve as a officer of CCBC;

     WHEREAS, CCBC recognizes that service as a officer of a Delaware corporation involves certain economic risks: and

     WHEREAS, CCBC wishes to indemnify Officer against such risks to the fullest extent permitted by applicable law.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties hereby agree as follows:

     1. Service as a Officer. Officer has heretofore served as an Officer of CCBC and hereby agrees to serve as an Officer of CCBC until such time as he resigns from such Office or fails to be renominated or reelected thereto.

     2.     Indemnification.

     (a) CCBC hereby agrees to indemnify Officer and hold him harmless with respect to any liabilities, damages, expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with any threatened or actual claim, action, suit, proceeding or investigation brought against Officer by reason of the fact that he is or was an Officer of CCBC or is or was serving at the request of CCBC as an Officer, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, including, without limitation, any subsidiary of CCBC, to the fullest extent now or hereafter permitted by applicable law. With regard to any such matter, it shall be presumed that Officer was acting in good faith within the scope of his employment or authority as he could reasonably have perceived it under the circumstances and for a purpose he could reasonably have believed under the circumstances was in the best interests of CCBC, unless a judicial finding is made to the contrary that is not reversed on appeal. Termination of any proceeding by judgment, order, settlement or conviction or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that Officer did not act in good faith and in a manner which complied with the above standard.

     (b) To the extent that Officer is successful on the merits or otherwise in defense of any proceeding referred to above, or in defense of any claim, issue or matter therein, Officer shall be indemnified against expenses (including, but not limited to, attorneys' fees at both trial and appellate levels) actually and reasonably incurred by him in connection therewith, without the necessity of an independent determination that Officer met any appropriate standard of conduct. CCBC agrees to pay all expenses incurred by Officer in defending a civil or criminal proceeding in advance of the final disposition of such proceeding upon receipt of an undertaking by or on behalf of Officer to repay such amount if he is ultimately found not to be entitled to indemnification pursuant to the terms contained herein.

     (c) If CCBC fails to provide indemnification or advancement of expenses, or both, to Officer and it is determined by the court conducting any proceeding, or another court of competent jurisdiction, that Officer is entitled to indemnification as required herein or is fairly and reasonably entitled to indemnification or advancement of expenses, or both, in view of all relevant circumstances, regardless of whether such person met the standard of conduct set forth above, CCBC shall pay to Officer all expenses actually incurred, including attorneys' fees, in obtaining court ordered indemnification or advancement of expenses.

     (d) Neither CCBC on the one hand nor Officer on the other hand may settle or compromise any claim covered by the indemnification set forth herein without the prior written consent of the other party hereto, provided that consent to such settlement or compromise shall not be unreasonably withheld by either party.

     (e) If any action or proceeding shall be brought or asserted against Officer in respect of which indemnification may be sought hereunder, Officer shall promptly notify CCBC in writing, and CCBC shall have the right to assume the defense thereof, including the employment of counsel reasonably satisfactory to Officer and the payment of all expenses. Officer shall have the right to employ separate counsel in any such action and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of Officer unless (i) CCBC agrees to pay such fees and expenses, (ii) CCBC shall have failed promptly to assume the defense of such action or proceeding and employ counsel reasonably satisfactory to Officer in any such action or proceeding, or (iii) the named parties to any such action or proceeding include both Officer and CCBC and Officer has reasonably concluded based upon the advice of counsel that there may be one or more legal defenses available to him which are different from or additional to those available to CCBC, in which case, if Officer notifies CCBC in writing that he elects to employ separate counsel at the expense of CCBC, CCBC shall not have the right to assume the defense of such action or proceeding on behalf of Officer and shall pay all expenses including attorneys' fees incurred by Officer in such defense.

     (f) Notwithstanding any other provision of this Agreement to the contrary, CCBC shall not make any "prohibited indemnification payment " or "reasonable payment," as such terms are defined or used in Part 359 of the regulations of the Federal Deposit Insurance Corporation, except in compliance with the provisions of such part or any successor regulations thereto.


     3.     Applicable Law.     As stated above, it is the
intention of CCBC that the indemnification provided herein be to the fullest extent now or hereafter permitted by law. The indemnification obligations of CCBC shall be governed by the laws of the State of Delaware without regard to principles of conflicts of laws thereof. In the event that any provision hereof is found to be invalid under applicable law, then the scope of such provision shall be narrowed so that it provides Officer with indemnification to the fullest extent permissible under applicable law.

     4. Notices. All notices or other communications that are required or permitted hereunder shall be in writing and sufficient if delivered personally or sent by overnight delivery, telegram or telex or other facsimile transmission addressed as follows:

If to CCBC, to:           California Community Bancshares
                          555 Mason Street, Suite 280
                          Vacaville, CA 95688-3985
                          Attn. Walter O. Sunderman
                          President & CEO

With a required copy to:  Lillick &  Charles LLP
                          2 Embarcadero Center, 27th Floor
                          San Francisco, CA 94111
                          Attn. Ronald W. Bachli

If to Officer, to:       _____________________
                         _____________________
                         _____________________

     Any notice hereunder shall be deemed delivered when actually received at the address of such party set forth herein. Each party shall have the right to change either the persons or addresses to which notices and other communications shall be sent with respect to such party by a notice to the other party in accordance with this Section 4.

     5.     Miscellaneous.     This Agreement constitutes the
entire agreement between the parties with respect to the subject matter hereof and supersedes all prior agreements, understandings or arrangements between them relating thereto; provided, that the
rights   of the Officer hereunder shall be in addition to all
rights of the Officer under Article VII of the Bylaws of CCBC and nothing contained herein shall be deemed to restrict any rights of the Officer under Article VII of the Bylaws of CCBC. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors, distributees and assigns. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same document. Any term or provision of this Agreement may be waived in writing at any time by the party that is entitled to the benefits thereof and any term or provision of this Agreement may be amended or supplemented at any time by a written instrument signed by each party hereto.

     IN WITNESS WHEREOF, the undersigned have executed this Indemnification Agreement as of the date and year first written above.

CALIFORNIA COMMUNITY
BANCSHARES CORPORATION



_______________________________
_______________________________
by:
Its:

     AMENDMENT TO INDEMNIFICATION AGREEMENT

WHEREAS, the undersigned has entered into an Indemnification
Agreement (the "Agreement") dated as November 11, 1997 with
California Community Bancshares ("CCBC"); and

WHEREAS, CCBC has entered into a Plan of Acquisition and Merger dated as of November 13, 1997 with SierraWest Bancorp ("Sierra") (the"Plan") pursuant to which CCBC will be merged with and into Sierra, with Sierra as the surviving corporation (the "Merger"); and

WHEREAS, pursuant to Section 3.3(d) of the Plan Sierra agrees to indemnify the Directors and Officers of CCBC, as defined therein, , which indemnification continues for a period of four (4) years from the Effective Date of the Merger; and

WHEREAS, in order to facilitate consummation of the Merger, the undersigned desires to amend the Agreement, conditioned upon consummation of the Merger, to provide that the Agreement, consistent with Section 3.3(d) of the Plan, shall expire four years from the Effective Date of the Merger.

NOW THEREFORE, the undersigned hereby agrees that, subject to consummation of the Merger, the Agreement consistent with Section
3.3(d) of the Plan, shall expire four years from the Effective Date of the Merger.

     Other than specifically set forth herein, the Agreement remains in full force and effect and this amendment will have no effect if the Merger is not consummated

IN WITNESS WHEREOF, the undersigned have executed this Amendment to Indemnification Agreement this 13 day of November, 1997.

CALIFORNIA COMMUNITY
BANCSHARES CORPORATION



____________________________
____________________________
by:
Its:

EXHIBIT 23 - INDEPENDENT AUDITORS' CONSENT


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-3166 of California Community Bancshares Corporation on Form S-8 of our report dated February 20, 1998 appearing in the Annual Report on Form 10-KSB of California Community Bancshares Corporation for the year December 31, 1997.



/S/ DELOITTE & TOUCHE
----------------------

Sacramento, California
March 30, 1998