Form 10-Q
period 2000-03-31
CALIFORNIA COMMUNITY BANCSHARES CORP
filed 2000-05-19
CIK 1009325

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-87481

                            ------------------------

                     CALIFORNIA COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      94-3339505
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

                         ONE MARITIME PLAZA, SUITE 825
                        SAN FRANCISCO, CALIFORNIA 94111
                    (Address of principal executive offices)

                 Registrant's telephone number: (415) 434-1236

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2000: 26,312,576 shares of common stock, no par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
FORWARD-LOOKING STATEMENTS...........................................      3

PART I--FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (unaudited)...............      4
         Unaudited Condensed Consolidated Balance Sheets.............      4
         Unaudited Condensed Consolidated Statements of Operations...      5
         Unaudited Condensed Consolidated Statements of Cash Flows...      6
         Supplemental Disclosure for Acquisition of Subsidiaries.....      7
         Notes to Unaudited Condensed Consolidated Financial
         Statements..................................................      8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     13

ITEM 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     22

PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................     22

ITEM 2.  Changes in Securities and use of Proceeds...................     22

ITEM 3.  Defaults Upon Senior Securities.............................     22

ITEM 4.  Submission of Matters to a Vote of Security Holders.........     22

ITEM 5.  Other Information...........................................     22

ITEM 6.  Exhibits and Reports on Form 8-K............................     22

SIGNATURES...........................................................     23

                           FORWARD-LOOKING STATEMENTS

    THIS QUARTERLY REPORT, INCLUDING, BUT NOT LIMITED TO, "NOTE 3--UNAUDITED SUMMARY PRO FORMA DATA" AND "ITEM II- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAINS STATEMENTS RELATING TO FUTURE RESULTS OF THE COMPANY THAT ARE CONSIDERED TO BE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARDED-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, (1) COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; (2) CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCES MARGINS; (3) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS, A DETERIORATION IN CREDIT QUALITY; (4) CHANGES IN THE REGULATORY ENVIRONMENT; (5) CHANGES IN BUSINESS CONDITIONS AND INFLATION; AND (6) CHANGES IN SECURITIES MARKETS. THEREFORE, THE INFORMATION SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF THE COMPANY. THESE STATEMENTS RELATE TO, AMONG OTHER THINGS, CREDIT LOSS RESERVE ADEQUACY, SIMULATION OF CHANGES IN INTEREST RATES AND LITIGATION RESULTS, AS WELL AS OTHER RISKS AND UNCERTAINTIES DETAILED ELSEWHERE IN THIS QUARTERLY REPORT OR FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SECURITIES EXCHANGE COMMISSION. SUCH FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE ON WHICH SUCH STATEMENTS ARE MADE, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH SUCH STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   -------------
ASSETS
Cash and due from banks.....................................  $   55,953     $ 39,569
Federal funds sold and securities purchased under agreements
  to resell.................................................      54,973       20,791
                                                              ----------     --------
    Total cash and cash equivalents.........................     110,926       60,360
Interest-bearing deposits with other banks..................       5,077        2,576
Investment securities available for sale, at fair value.....      96,181       57,656
Investment securities held to maturity, at amortized cost...      68,394       70,592
Investment in Federal Home Loan Bank and Federal Reserve
  Bank stock, at cost.......................................       4,300        4,112
Loans and leases receivable, net of allowance for loan and
  lease losses of $9,461 at March 31, 2000 and $6,750 at
  December 31, 1999.........................................     710,396      551,399
Real estate owned, net......................................       4,563        5,001
Premises and equipment, net.................................      23,847       20,874
Accrued interest receivable.................................       5,816        4,644
Cash surrender value of life insurance......................       6,007        1,471
Goodwill and other intangible assets........................      87,902       61,868
Other assets................................................       6,100        2,626
                                                              ----------     --------
    TOTAL ASSETS............................................  $1,129,509     $843,179
                                                              ==========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Noninterest-bearing deposits..............................  $  222,841     $151,121
  Interest-bearing deposits.................................     742,113      561,641
                                                              ----------     --------
    Total deposits..........................................     964,954      712,762
  Accrued interest and other liabilities....................       5,110        5,889
  Deferred income tax liabilities, net......................       8,876        6,694
  Trust preferred securities................................      18,500       18,500
                                                              ----------     --------
    Total liabilities.......................................     997,440      743,845
Minority interest in subsidiaries:
  Placer Capital Co. Preferred Stock issued to Placer
    Capital Funding LLC--$0.01 par value; 25,000,000
    authorized; one share issued and outstanding at
    March 31, 2000 and December 31, 1999....................       3,500        3,500
Commitments and contingencies
Stockholders' equity:
  Common stock--$0.01 par value; 75,000,000 shares
    authorized; 26,312,576 shares issued and outstanding at
    March 31, 2000, and 21,267,483 shares issued and
    outstanding at December 31, 1999........................     132,850       99,450
  Accumulated other comprehensive loss......................        (449)        (342)
  Accumulated deficit.......................................      (3,832)      (3,274)
                                                              ----------     --------
    Total stockholders' equity..............................     128,569       95,834
                                                              ----------     --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $1,129,509     $843,179
                                                              ==========     ========

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans and leases.....................  $ 13,628   $ 2,410
  Interest on deposits with other banks.....................        78        61
  Interest on Federal funds sold and securities purchased
    under agreements to resell..............................       425       476
  Interest on investment securities.........................     2,245       524
  Dividends on Federal Home Loan Bank and Federal Reserve
    Bank stocks.............................................        60         7
                                                              --------   -------
    Total interest and dividend income......................    16,436     3,478

INTEREST EXPENSE:
  Savings, money market and demand deposits.................     1,769       305
  Time certificates of deposit under $100...................     2,533       237
  Time certificates of deposit of $100 and over.............     1,695       353
  Other borrowings..........................................       490        --
                                                              --------   -------
    Total interest expense..................................     6,487       895
                                                              --------   -------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE
  LOSSES....................................................     9,949     2,583
PROVISION FOR LOAN LOSSES...................................       160        60
                                                              --------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE
  LOSSES....................................................     9,789     2,523

NONINTEREST INCOME:
  Service charges and fees..................................       746       195
  Commissions and referral fees.............................       187         6
  Gain on sale of loans, net................................       144       106
  Loss on sale of securities................................        (7)       --
  Other income..............................................       267       112
                                                              --------   -------
    Total noninterest income................................     1,337       419

NONINTEREST EXPENSE:
  Salaries and employee benefits............................     5,138     1,397
  Occupancy and premises and equipment......................     1,524       410
  Data and item processing..................................       462       318
  Professional fees.........................................       673       438
  Communications............................................       459       110
  Business Development......................................       390       104
  Amortization of intangible assets.........................     1,289       281
  Other operating expenses..................................     1,422       423
                                                              --------   -------
    Total noninterest expense...............................    11,357     3,481
                                                              --------   -------
LOSS BEFORE PROVISION FOR INCOME TAXES AND MINORITY
  INTERESTS.................................................      (231)     (539)
PROVISION FOR INCOME TAX EXPENSE............................       234       173
                                                              --------   -------
LOSS BEFORE MINORITY INTERESTS..............................      (465)     (712)
MINORITY INTERESTS:
  Cost of minority interest.................................        93        --
  Minority interest in loss of subsidiaries.................        --      (100)
                                                              --------   -------
NET LOSS....................................................  $   (558)  $  (612)
                                                              ========   =======
Per share information:
  Weighted average common shares outstanding:
    Basic...................................................  22,983.7   6,875.8
    Diluted.................................................  22,983.7   6,875.8
  Net loss per share:
    Basic...................................................  $  (0.02)  $ (0.09)
    Diluted                                                   $  (0.02)  $ (0.09)

------------------------------

a)  Placer Sierra Bank and Sacramento Commercial Bank were acquired on
    August 11, 1999 and February 29, 2000, respectively, using the purchase method of accounting. Accordingly, the operating results of Placer Sierra Bank and Sacramento Commercial Bank are only included since the date of their respective acquisitions. Due to the relatively large size of each of these acquisitions, any comparison of data for the period ended March 31, 1999 to data for the current period may not be meaningful. See Note 2 and
    Note 3 of "Notes to Unaudited Condensed Consolidated Financial Statements".

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               THREE MONTHS      THREE MONTHS
                                                                   ENDED             ENDED
                                                              MARCH 31, 2000    MARCH 31, 1999
                                                              ---------------   ---------------
NET LOSS....................................................     $   (558)         $   (612)
  CASH FLOWS FROM OPERATING ACTIVITIES:
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
    (USED IN) OPERATING ACTIVITIES:
      Provision for loan and lease losses...................          160                60
      Minority interest in subsidiaries.....................           --              (100)
      Depreciation and amortization for premises and
        equipment...........................................          655               204
      Amortization of intangible assets.....................        1,289               281
      Amortization of premiums (accretion) of discounts on
        investment securities, net..........................         (139)                8
      Amortization of deferred loan and lease fees, net.....           15                10
      Gain on sale of loans.................................         (144)             (106)
      Loss on sale of investment securities.................            7                --
      Gain on the sale of other real estate owned...........           (6)               --
      Loss from sale of premises and equipment..............            1                --
      Dividends received on FHLB and FRB stock..............          (41)               (7)
      Net increase in accrued interest receivable...........         (189)              (70)
      Net increase in other assets..........................       (1,727)           (2,618)
      Net increase (decrease) in net deferred tax
        liabilities.........................................         (115)              168
      Net decrease in accrued interest payable and other
        liabilities.........................................       (5,826)           (2,835)
                                                                 --------          --------
      Net cash used in operating activities.................       (6,618)           (5,617)
                                                                 --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits in
    other financial institutions............................       (2,501)            1,877
  Purchases of investment securities:
    Available-for-sale......................................      (14,103)           (4,040)
  Proceeds from calls and maturities of investment
    securities:
    Available-for-sale......................................           49             2,366
    Held-to-maturity........................................           --               366
  Proceeds from sales of investment securities:
    Available-for-sale......................................          494                --
  Proceeds from principal repayments on mortgage backed
    securities:
    Available-for-sale......................................          229                --
    Held-to-maturity........................................        2,270                --
  Net disbursement of loans.................................      (22,138)          (12,173)
  Proceeds from sale of loans...............................        4,292             1,360
  Purchases of premises and equipment.......................       (1,605)             (133)
  Proceeds from sale of other real estate owned.............          482                --
  Purchase of Federal Reserve Bank stock, net...............           30                --
  Additional cash paid for acquisitions.....................         (361)               --
  Purchase of SCB, net of cash acquired.....................      (13,280)               --
                                                                 --------          --------
      Net cash used in investing activities.................      (46,142)          (10,377)
                                                                 --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand, interest-bearing and
    savings deposits........................................       69,926            (6,026)
  Proceeds from the issuance of common stock and exercise of
    stock options...........................................       33,400                --
                                                                 --------          --------
      Net cash provided by (used in) financing activities...      103,326            (6,026)
                                                                 --------          --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............       50,566           (22,020)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............       60,360            80,880
                                                                 --------          --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................     $110,926          $ 58,860
                                                                 ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest................................................     $  6,349          $    953
    Income taxes............................................     $    605          $      5

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

            SUPPLEMENTAL DISCLOSURE FOR ACQUISITION OF SUBSIDIARIES

                                 (IN THOUSANDS)

                                                               THREE MONTHS
                                                                   ENDED
SACRAMENTO COMMERCIAL BANK                                    MARCH 31, 2000
--------------------------                                    ---------------
ASSETS ACQUIRED:
  Cash......................................................     $ 16,339
  Federal funds sold........................................        8,500
  Investment securities.....................................       25,317
  Investment in Federal Reserve Bank stock..................          177
  Loans and leases..........................................      141,181
  Real estate owned.........................................           38
  Premises and equipment....................................        2,024
  Accrued interest receivable...............................          983
  Cash surrender value of life insurance....................        4,519
  Other assets..............................................        1,962
  Goodwill..................................................       20,705
  Favorable lease rights....................................          346
  Core deposit intangible...................................        5,713
                                                                 --------
                                                                  227,804

LIABILITIES ASSUMED:
  Deposits..................................................      182,265
  Accrued interest and other liabilities....................        7,420
                                                                 --------
CASH PAID FOR COMMON STOCK..................................     $ 38,119
                                                                 ========

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1--BASIS OF PRESENTATION

    California Community Bancshares, Inc. (the "Company") is the holding company for Sacramento Commercial Bank ("SCB"), CalWest Bank ("CalWest"), Bank of Orange County ("BOC") and Placer Capital Co. ("PCC"), the bank holding company for Placer Sierra Bank ("PSB" and together with SCB, CalWest and BOC, the "Banks"). The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the unaudited condensed consolidated financial statements for 1999 to conform to the 2000 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

    The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates subject to change include the allowance for loan losses, the carrying value of real estate owned, and the carrying value of the deferred tax asset.

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999.

NOTE 2--ACQUISITIONS AND MERGERS

THE COMPANY

    The Company is the successor-in-interest to California Financial Bancorp ("CFB"), which was organized on September 11, 1997 as a California corporation for the purpose of becoming a bank holding company subsidiary of the California Community Financial Institutions Fund Limited Partnership (the "California Fund"). CFB was merged with and into the Company on December 14, 1999, with the Company as the surviving corporation and a wholly owned subsidiary of the California Fund (the "CCB Merger"). In the CCB Merger, each share of CFB common stock outstanding immediately prior to the CCB Merger was converted into the right to receive 1.8296 shares of Company Common Stock. All share amounts herein have been restated to give effect to the 1.8296 exchange ratio in the CCB Merger. The CCB Merger is a combination accounted for under the "as-if" pooling-of-interests method of accounting. Upon completion of, and as a result of, the CCB Merger, the Company became the sole shareholder of BOC and CalWest and the majority shareholder of National Business Bank ("NBB") and Security First Bank ("SFB"). In conjunction with the CCB Merger, the Company acquired the minority interest of SFB by causing SFB to be merged with and into BOC (the "BOC/SFB Merger") and acquired the minority interest of NBB by causing NBB to be merged with and into CalWest (the "CalWest/NBB Merger").

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

                                 MARCH 31, 2000

NOTE 2--ACQUISITIONS AND MERGERS (CONTINUED)
SCB ACQUISITION

    On February 29, 2000 the Company acquired SCB, a wholly owned subsidiary of Sacramento Commercial Co. ("SCC"), a bank holding company. The Company issued 5,030,040 shares of Company Common Stock to the California Fund in exchange for all of the outstanding shares of stock in SCC. SCC was formed by the California Fund for the purpose of acquiring SCB, a single branch California state-chartered commercial bank. SCC was capitalized through the sale of $33.4 million of SCC Common Stock to the California Fund and through the sale of $4.7 million of non-voting preferred stock to CCB. The total purchase price paid by SCC for SCB was $37.6 million, net of a cash dividend of $4.0 million paid by SCB to SCC. The acquisition of SCB by SCC was accounted for under the purchase method of accounting. Consequently, the results of operations of SCB are only included in the Company's results after the February 29, 2000 acquisition date. In conjunction with the SCB Acquisition, the Company and SCB incurred acquisition costs of approximately $519 thousand representing investment banking, filing and professional fees that were capitalized as part of goodwill. SCC was merged with and into the Company in a transaction accounted for under the "as-if" pooling-of-interests method of accounting. See Note 3 of "Notes to Unaudited Condensed Consolidated Financial Statements."

PLACER SIERRA BANK ACQUISITION

    On August 11, 1999, PSB was acquired by PCC, a California corporation and wholly owned subsidiary of the California Fund, which was organized for the purpose of facilitating the acquisition of PSB by the California Fund ("the "PSB Acquisition"). The total purchase price paid for PSB by PCC was approximately $74.9 million net of a cash dividend of $8.0 million paid by PSB to PCC. The PSB Acquisition was accounted for under the purchase method of accounting.

    Following consummation of the PSB Acquisition, PSB was operated as an indirect wholly-owned subsidiary of the California Fund. PCC subsequently became a wholly owned subsidiary of the Company through an exchange of 100% of the outstanding PCC Common Stock for shares of Company Common Stock on December 13, 1999, when the Company issued 13,040,657 shares of Company Common Stock to the California Fund in exchange for all of the outstanding shares of PCC Common Stock.

BOC/SFB MERGER

    On December 23, 1999, the Company issued 873,286 shares of Company Common Stock in the BOC/ SFB Merger to the minority shareholders of SFB in order to become the sole shareholder of SFB. Each holder of SFB Common Stock, other than the Company, received 0.0938 shares of Company Common Stock for each share of SFB Common Stock. This part of the transaction was accounted for under the purchase method of accounting. The merger of SFB with and into BOC, with BOC as the surviving corporation, was accounted for under the "as-if" pooling-of-interests method of accounting. (The Company made its initial investment in SFB on November 14, 1997, which represented 51.88% of the then issued and outstanding shares of SFB Common Stock and then subsequently increased its investment to 54.69% on September 13, 1999).

    In addition, the Company assumed, at the effective time of the BOC/SFB Merger, the obligation of SFB to issue shares of SFB Common Stock upon conversion of outstanding debentures of Pacific Inland Bancorp, SFB's former bank holding company (the "PIB Debentures"). The PIB Debentures were issued

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

                                 MARCH 31, 2000

NOTE 2--ACQUISITIONS AND MERGERS (CONTINUED) in 1996 in the principal amount of $1.1 million, bear interest at the rate 12% annually, expire in 2001, and were convertible on the basis of one share of SFB Common Stock for each $0.40 in principal plus accrued, but unpaid interest.

CALWEST/NBB MERGER

    On December 30, 1999 the Company issued 287,488 shares of Company Common Stock in the CalWest/NBB Merger to the minority shareholders of NBB in order to become the sole shareholder of NBB and during the first quarter of 2000, an additional 15,053 shares were issued as a result of cancellation of dissenters rights related to the CalWest/NBB Merger. Each holder of NBB Common Stock, other than the Company, received 1.5053 shares of Company Common Stock for each share of NBB Common Stock. This part of the transaction was accounted for under the purchase method of accounting. The merger of NBB with and into CalWest, with CalWest as the surviving corporation, was accounted for under the "as-if" pooling-of-interests method of accounting. (The Company made its initial investment in NBB on November 3, 1998 which represented 64.91% of the then issued and outstanding of NBB Common Stock)

BANK OF ORANGE COUNTY ACQUISITION

    On December 31, 1998, through a statutory merger, the Company became the sole shareholder of BOC for an aggregate purchase price of $14.5 million, net of a cash dividend of $375 thousand paid to the Company with BOC becoming a wholly owned subsidiary of the Company (the "BOC Acquisition"). The BOC Acquisition was accounted for under the purchase method of accounting. The Company funded the purchase price in the BOC Acquisition with the issuance of 2,725,555 shares of Company Common Stock to the California Fund in a private placement for approximately $14.9 million.

DOWNEY BANCORP ACQUISITION

    On November 25, 1998, through a statutory merger, the Company became the sole shareholder of Downey Bancorp, a California corporation and sole shareholder of Downey National Bank for an aggregate purchase price of $11.4 million, net of a cash dividend of $3.0 million paid to Downey Bancorp. Downey Bancorp was then merged with and into the Company, with the Company as the surviving corporation, and Downey National Bank becoming a wholly owned subsidiary of the Company (the "DB Acquisition"). The DB Acquisition was accounted for under the purchase method of accounting. Following the DB Acquisition, Downey National Bank changed its name to CalWest Bank. The Company funded the purchase price in the DB Acquisition with the issuance of 2,626,574 shares of Company Common Stock to the California Fund in a private placement for approximately $14.4 million.

NOTE 3--UNAUDITED SUMMARY PRO FORMA DATA

    The following table shows unaudited summary pro forma income statement information for the three month periods ended March 31, 2000, and 1999, as if the PSB Acquisition, SCB Acquisition, BOC/SFB Merger and CalWest/NBB Merger were consummated as of January 1, 1999. As the PSB Acquisition and SCB Acquisition were consummated on August 11, 1999 and February 29, 2000, respectively, the results for the Company for the three month period ended March 31, 2000, include the operating results of PSB for the entire quarter and SCB for the month of March. January and February results for SCB, excluding

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

                                 MARCH 31, 2000

NOTE 3--UNAUDITED SUMMARY PRO FORMA DATA (CONTINUED) nonrecurring acquisition-related costs capitalized as part of goodwill, and the additional amortization of purchase accounting adjustments are included in the pro forma results for the three months ended March 31, 2000. The pro forma results for the three months ended March 31, 1999, include the actual results of the Company, the results of PSB and SCB together with the additional amortization of purchase accounting adjustments for these acquisitions as well as the additional amortization of goodwill arising from the purchase of the minority interests of SFB and NBB and the effect of eliminating the minority interest of SFB and NBB. See note 2--Acquisitions and Mergers--BOC/SFB Merger and CalWest/NBB Merger.

    The pro forma income statement adjustments included below are based on management's estimates of costs and the fair value adjustments associated with these transactions. The Company's cost and fair value estimates may differ in the future, based on additional facts and information, such that actual cost could differ and hence are forward-looking. Readers are cautioned that the type and amount of actual costs incurred could vary materially from these estimates if future developments differ from the underlying assumptions used by management in determining the current estimate of these costs. The unaudited summary pro forma income statement information is not necessarily indicative of the results that would have occurred had the described acquisitions and mergers been consummated on the dates indicated or that may be achieved in the future.

            UNAUDITED SUMMARY PRO FORMA INCOME STATEMENT INFORMATION

                                                            UNAUDITED PRO FORMA
                                                            COMBINED SUMMARY OF
                                                                OPERATIONS
                                                           ---------------------
                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                           ---------------------
                                                             2000        1999
                                                           ---------   ---------
                                                           (IN THOUSANDS, EXCEPT
                                                              PER SHARE DATA)
Interest income..........................................  $ 19,120    $ 17,259
Interest expense.........................................  $  7,359       6,768
                                                           --------    --------
  Net interest income....................................  $ 11,761      10,491
Provision for loan and lease losses......................  $    220         435
                                                           --------    --------
  Net interest income after provision for loan and lease
    losses...............................................  $ 11,541      10,056
Noninterest income.......................................     1,330       1,706
Noninterest expense......................................    12,897      12,126
                                                           --------    --------
  Loss before income taxes and minority interest.........       (26)       (364)
Income tax expense.......................................       509         419
Cost of minority interest................................        93          94
                                                           --------    --------
  Net loss...............................................  $   (628)   $   (877)
                                                           ========    ========
Per share information:
Weighted average shares outstanding:
  Basic..................................................  26,312.6    26,312.6
  Diluted................................................  26,312.6    26,312.6
Net loss per share:
  Basic..................................................  $  (0.02)   $  (0.03)
  Diluted................................................  $  (0.02)   $  (0.03)

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

                                 MARCH 31, 2000

NOTE 4--STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

    Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income generally includes net income, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on investments in certain debt and equity securities (i.e., securities available for sale). The Company's statements of comprehensive income (loss) for the periods presented is as follows (in thousands):

                                                                 FOR THE THREE
                                                                 MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
NET LOSS....................................................   $(558)     $(612)
Other comprehensive income, net of related taxes:
  Unrealized holding (losses) gains arising during the
    period..................................................    (113)       (57)
  Reclassification of realized gains included in income.....       6         --
                                                               -----      -----
    Total...................................................    (107)       (57)
                                                               -----      -----
COMPREHENSIVE LOSS..........................................   $(665)     $(669)
                                                               =====      =====

NOTE 5--NET LOSS PER SHARE

    Basic loss per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and excludes the effect of all potentially dilutive securities. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted from issuance of common stock that then share in earnings. When an entity has a loss from continuing operations, the inclusion of potential common shares in the denominator of a diluted per share computation will always result in an anti-dilutive per share amount. Thus, the diluted per share is the same as the basic loss per share amount. The following is a summary of the calculation of basic and diluted net loss per share for the three month periods ended March 31, 2000 and 1999:

                                                         FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------   ---------
                                                        (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)
Net loss..............................................  $     (558)  $    (612)
                                                        ==========   =========
Weighted average shares outstanding...................  22,983,660   6,875,776
                                                        ==========   =========
Basic net loss per share..............................  $    (0.02)  $   (0.09)
                                                        ==========   =========
Weighted average shares outstanding...................  22,983,660   6,875,776
Effect of dilutive stock options and debentures.......     357,301     327,261
                                                        ----------   ---------
Diluted shares outstanding............................  23,340,961   7,203,037
                                                        ==========   =========
Diluted net loss per share............................  $    (0.02)  $   (0.09)
                                                        ==========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forwarded-looking statements. Such risks and uncertainties include, but are not limited to, those described in "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and its subsidiary banks. See "FORWARD-LOOKING STATEMENTS" herein.

OVERVIEW

    The following tables and data set forth certain statistical information relating to the Company as of March 31, 2000, and for the three month periods ended March 31, 2000, and March 31, 1999. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as of March 31, 2000, included herein and the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999.

    When the Company uses or incorporates by reference in this Quarterly Report on Form 10-Q (the "Quarterly Report") the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, the Company intends to identify certain forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

    Since December 31, 1999, the Company's total assets have increased by approximately $286.3 million due primarily to the SCB Acquisition; SCB's assets totaled $227.8 million, including $141.2 million in net loans and leases and $25.3 million in securities available for sale at the date of acquisition. Excluding the SCB Acquisition, total securities increased $11.0 million due primarily to purchases totaling $14.1 million, offset partially by repayments of mortgage backed securities of $2.5 million and net loans and leases increased $17.8 million. Since December 31, 1999, the Company's total deposits have increased by approximately $252.2 million due primarily to the SCB Acquisition; SCB's deposits totaled $182.3 million at the date of acquisition.

    Consolidated net loss for the quarter ended March 31, 2000, was $(558) thousand or $(0.02) per diluted share. This compares with a consolidated net loss of $(612) thousand or $(0.09) per diluted share for the quarter ended March 31, 1999. Consolidated net income (loss), before goodwill and other intangibles amortization and after-tax merger costs, for the same three month periods in 2000 and 1999 was net income of $471 thousand and a net loss of $(349) thousand, respectively, or $0.02 and $(0.05) per diluted share, respectively.

RESULTS OF OPERATIONS

    OPERATING INCOME. The Company defines operating income as net income before goodwill amortization and after-tax core deposit intangible amortization and merger costs. The following table summarizes key financial data and ratios at and for the three months ended March 31, 2000 and 1999 for the Company.

                                                               AT AND FOR THE       AT AND FOR THE
                                                             THREE MONTHS ENDED   THREE MONTHS ENDED
                                                               MARCH 31, 2000       MARCH 31, 1999
                                                             ------------------   ------------------
                                                                     (DOLLARS IN THOUSANDS)
Operating income (loss):
  Net loss.................................................      $     (558)           $    (612)
  ADJUSTMENTS TO NET LOSS:
    Core deposit intangible amortization...................             683                   43
    Tax benefit related to core deposit intangible.........            (283)                 (18)
    Goodwill amortization..................................             606                  238
                                                                 ----------            ---------
      Operating income (loss), before after-tax merger
        costs..............................................             448                 (349)
        After-tax merger costs.............................              23                   --
                                                                 ----------            ---------
      Operating income (loss)..............................             471                 (349)
                                                                 ==========            =========
Revenues:
  Net interest income, before provision for loan and lease
    losses.................................................           9,949                2,583
  Noninterest income.......................................           1,337                  419
                                                                 ----------            ---------
      Revenues.............................................          11,286                3,002
                                                                 ==========            =========
Operating noninterest expense:
  Noninterest expense......................................          11,178                3,481
  ADJUSTMENTS TO NONINTEREST EXPENSE:
    Merger costs...........................................              40                   --
    Core deposit intangible amortization...................             683                   43
    Goodwill amortization..................................             606                  238
                                                                 ----------            ---------
      Operating noninterest expense........................      $    9,849            $   3,200
                                                                 ==========            =========
Per share information:
  Number of shares (weighted average)......................      22,983,660            6,875,776
  Diluted shares...........................................      23,340,961            7,203,037
  Basic net loss per share.................................      $    (0.02)           $   (0.09)
  Diluted net loss per share...............................      $    (0.02)           $   (0.09)
  Operating basic net income (loss) per share (Non-GAAP
    disclosure)............................................      $     0.02            $   (0.05)
  Operating diluted net income (loss) per share (Non-GAAP
    disclosure)............................................      $     0.02            $   (0.05)

Profitability measures:
  Return on average assets.................................           (0.24)%              (1.06)%
  Return on average equity.................................           (2.11)%              (7.16)%
  Return on equity.........................................           (1.75)%              (7.23)%
  Efficiency ratio.........................................           99.04%              115.96%
Operating profitability measures (Non-GAAP disclosure):
  Return on average tangible assets........................            0.20%               (0.65)%
  Return on average equity.................................            1.69%               (4.08)%
  Return on equity.........................................            1.40%               (4.12)%
  Efficiency ratio.........................................           87.27%              106.60%

    The efficiency ratio (noninterest expense divided by revenues) is a measure of how effective the Company is at using its expense dollars. A lower or declining ratio indicates improving efficiency. The Company's efficiency ratio improved from 115.96% in the first quarter of 1999 to 99.04% in the first quarter of 2000. This is primarily due to the impact of the efficiency ratios of SCB and PSB being included in the 2000 results as well as certain operating efficiencies being achieved through the mergers of SFB and NBB into BOC and CalWest, respectively. Based on operating profitability measures, efficiency ratios (operating noninterest expense divided by revenues) improved to 87.27% for the first quarter of 2000 compared to 106.60% for the first quarter of 1999. The Company's return on average assets improved from a loss of 1.06% in the first quarter of 1999 to a loss of 0.24% for the first quarter of 2000 while the operating return on average tangible assets improved from a loss of 0.65% to income of 0.20% for the same time periods.

    Profitability of the Company is dependent upon retention of customer bases through continuing to offer personalized service associated with the Company's commitment to community banking. The Company must also realize operating efficiencies through consolidating operating activities where such activities do not interfere with customer relationships. Improved profitability is further dependent upon growth in the deposit and loan customer bases within the geographic markets of the Company's subsidiaries.

    The Company believes that growth in deposit and loan customers can be achieved while maintaining strong controls over asset quality and avoiding unexpected additions to the allowance for loan and lease losses. This growth is principally expected to result from inroads into the market share of competing financial institutions who are continuing to disenfranchise customers through their own consolidation efforts. The Company also believes that demand for loan and deposit services will continue to increase due to continued growth in the economies of the communities in which its subsidiaries are located. Management believes that the Company will be able to participate in this growth which should contribute to the Company achieving its profitability targets.

    NET INTEREST INCOME. Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following tables provide information concerning average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the three months ended March 31, 2000 and March 31, 1999, respectively. Nonaccrual loans and leases are included in the average earning assets amounts.

                                                          THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                            MARCH 31, 2000                     MARCH 31, 1999
                                                        (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)
                                                   --------------------------------   --------------------------------
                                                               INTEREST    AVERAGE                INTEREST    AVERAGE
                                                   AVERAGE    INCOME OR     YIELD     AVERAGE    INCOME OR     YIELD
                                                   BALANCE     EXPENSE     OR COST    BALANCE     EXPENSE     OR COST
                                                   --------   ----------   --------   --------   ----------   --------
ASSETS
Interest-earning assets:
Loans and leases.................................  $617,418     13,628       8.88%    $102,267      2,410       9.56%
Investment securities............................   143,497      2,245       6.29%      36,809        524       5.77%
Federal funds sold...............................    30,547        425       5.60%      41,930        476       4.60%
Other earning assets.............................    10,844        138       5.12%       5,019         68       5.47%
                                                   --------    -------                --------     ------
    Total interest-earning assets................   802,306     16,436       8.24%     186,025      3,478       7.58%
Non-earning assets:
Cash and demand deposits with banks..............    37,793                              9,646
Other assets.....................................   103,871                             34,132
                                                   --------                           --------
    Total assets.................................   943,970                            229,803
                                                   ========                           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
  Interest-bearing demand........................    82,455        312       1.52%      14,040         44       1.26%
  Money market...................................    72,956        576       3.18%      32,403        213       2.67%
  Savings........................................   135,953        881       2.61%       8,750         48       2.23%
  Time...........................................   332,205      4,228       5.12%      49,274        590       4.86%
                                                   --------    -------                --------     ------
    Total interest-bearing deposits..............   623,569      5,997       3.87%     104,467        895       3.47%
Short-term borrowing.............................        --         --         --           --         --         --
Long-term debt...................................    18,500        490      10.65%          --         --         --
                                                   --------    -------                --------     ------
    Total interest-bearing liabilities...........   642,069      6,487       4.06%     104,467        895       3.47%
Noninterest-bearing liabilities:
  Demand deposits................................   178,007                             81,388
  Other liabilities..............................    13,951                              5,446
                                                   --------                           --------
    Total liabilities............................   834,027                            191,301
Minority interest................................     3,500                                 --
Shareholders' equity.............................   106,443                             38,502
                                                   --------                           --------
Total liabilities and shareholders' equity.......  $943,970                           $229,803
                                                   ========    -------                ========     ------
Net interest income..............................              $ 9,949                              2,583
                                                               =======                             ======
Net yield on interest-earning assets.............                            4.99%                              5.58%
                                                                            =====                               ====
Net interest spread..............................                            4.18%                              4.11%
                                                                            =====                               ====

    The net interest spread increased from 4.11% to 4.18% from first quarter of 1999 compared to the first quarter of 2000, while the net interest margin (annualized net interest income divided by average interest-earning assets) decreased from 5.58% to 4.99% over the same time periods. The decrease in the net interest margin is attributed mainly to a decrease in the ratio of noninterest-bearing demand deposits as a percentage of the Company's total deposits from 43.8% in 1999 to 21.7% in 2000 such that the overall cost of deposits increased from 1.95% in 1999 to 3.00% in 2000.

    The yield on interest-earning assets increased 66 basis points from 7.58% to 8.24% due primarily to an overall increase in market interest rates and the proportion of average loans and leases to total interest-earning assets increasing from 55% during the first quarter of 1999 compared to 77% during the first quarter of 2000. This increase was tempered by a decrease in the yield on loans and leases from 9.56% for the first quarter of 1999 to 8.88% for the first quarter of 2000 which is attributed mainly to the impact of the yield associated with the single-family mortgages included in PSB's loan portfolio. PSB's average balances and results are included in the 2000 figures and not included in the 1999 figures.

    The Company's overall cost of funds, excluding noninterest-bearing demand deposits, increased 59 basis points from 3.47% during the first quarter of 1999 compared to 4.06% during the same 2000 quarter. A portion of this increase is due to the Company's financing related to the PSB Acquisition through the

$18.5 million trust preferred securities, which started August 11, 1999. Further, in a concentrated effort to maintain a loan-to-deposit ratio of approximately 80% and to continue to attract depositors as the market interest rates have increased, the Company has maintained competitive interest rates on deposit products reflected in the increase of the cost of funds in each category of deposit products from 1999 to 2000. The increase in the proportion of time certificates of deposits to interest bearing deposits during the first quarter of 2000 compared to the same quarter in 1999 also contributed to the overall increase in the cost of funds; time certificates of deposit represented 53% of interest bearing deposits in 2000 compared to 47% in 1999.

    NONINTEREST INCOME. The following table sets forth the details of noninterest income for the three months ended March 31, 2000 and March 31, 1999. As SCB was acquired on February 29, 2000, the results for 2000 only include one month of noninterest income from SCB and the results of SCB are not included in the 1999 historical results of the Company. Additionally, as PSB was acquired on August 11, 1999, the results of PSB are included in 2000, but are not included in the 1999 historical results of the Company. For purposes of this analysis, the "Pro Forma Company" column for 2000 combines the historical results for the Company for the 2000 period with the historical results of SCB for the two months ended February 29, 2000 and the "Pro Forma Company" column for 1999 combines the historical results for the Company for the 1999 period with the historical results of SCB and PSB for the three months ended March 31, 1999.

                                                              THREE
                                                              MONTHS
                                 THREE                        ENDED
                                 MONTHS      TWO MONTHS     MARCH 31,
                                 ENDED          ENDED          2000           THREE MONTHS ENDED MARCH 31, 1999
                               MARCH 31,    FEBRUARY 29,    ----------   -------------------------------------------
                                  2000          2000           PRO                                            PRO
                               ----------   -------------     FORMA                                          FORMA
                                COMPANY          SCB         COMPANY      COMPANY      PSB        SCB       COMPANY     CHANGE
                               ----------   -------------   ----------   ---------   --------   --------   ---------   --------
Service charges and fees.....    $  746         $103          $  849       $195       $  498      $137      $  830      $  19
Commissions and referral
  fees.......................       187           22             209          6          135        --         141         68
Gain on sale of loans, net...       144           --             144        106          175        --         281       (137)
Gain (loss) on sale of
  securities, net............        (7)         (97)           (104)        --           59        --          59       (163)
Other income.................       267          (35)            232        112          222        61         395       (163)
                                 ------         ----          ------       ----       ------      ----      ------      -----
Total noninterest income.....    $1,337         $ (7)         $1,330       $419       $1,089      $198      $1,706      $(376)
                                 ======         ====          ======       ====       ======      ====      ======      =====

    On a pro forma basis with SCB and PSB, total noninterest income decreased $376 thousand from $1.7 million to $1.3 million from the three months ended March 31, 1999 to the three months ended March 31, 2000 primarily due to a $137 thousand decrease in gains on sale of loans, a $163 thousand increase in the loss on sale securities and a $163 thousand decrease in other income. Certain SCB securities were sold in the first quarter of 2000 to conform to the Company's overall interest rate risk and credit risk policies. The decrease in other income includes a decrease in merchant bankcard income of $63 thousand and a decrease of $60 thousand in dividend income on certain life insurance policies.

    NONINTEREST EXPENSE. The following table sets forth the details of noninterest expense for the three months ended March 31, 2000 and March 31, 1999. As SCB was acquired on February 29, 2000, the results for 2000 only include one month of noninterest expense from SCB and the results of SCB are not included in the 1999 historical results of the Company. Additionally, as PSB was acquired on August 11, 1999, the results of PSB are included in 2000, but are not included in the 1999 historical results of the Company. For purposes of this analysis, the "Pro Forma Company" column for 2000 combines the historical results for the Company for the 2000 period with SCB's actual results for the two months ended February 29, 2000 and the "Pro Forma Company" column for 1999 combines the historical results for the Company for the 1999 period with the actual results of SCB and PSB for the three months ended March 31, 1999.

                                                             THREE
                                                             MONTHS
                                THREE                        ENDED
                                MONTHS      TWO MONTHS     MARCH 31,
                                ENDED          ENDED          2000           THREE MONTHS ENDED MARCH 31, 1999
                              MARCH 31,    FEBRUARY 29,    ----------   -------------------------------------------
                                 2000          2000           PRO                                            PRO
                              ----------   -------------     FORMA                                          FORMA
                               COMPANY          SCB         COMPANY      COMPANY      PSB        SCB       COMPANY     CHANGE
                              ----------   -------------   ----------   ---------   --------   --------   ---------   --------
Salaries and employee
  benefits..................   $ 5,138        $  869        $ 6,007      $1,397      $2,684     $1,194     $ 5,275     $  732
Occupancy and equipment.....     1,524           174          1,698         410         754        300       1,464        234
Data and item processing....       462            24            486         318         193         21         532        (46)
Professional fees...........       673            69            742         438         156         95         689         53
Communications..............       459            28            487         110         339         32         481          6
Business Development........       390            35            425         104         279         36         419          6
Customer services...........       182            --            182         125          --         --         125         57
Other.......................     1,021           212          1,233         298         824        477       1,599       (366)
                               -------        ------        -------      ------      ------     ------     -------     ------
Total noninterest expense,
  excluding goodwill and
  other intangibles
  amortization..............     9,849         1,411         11,260       3,200       5,229      2,155      10,584        676
Merger costs................        40           790            830          --          --         --          --        830
Goodwill amortization.......       606            --            606         238          --         --         238        368
Core deposit intangible
  amortization..............       683            --            683          43          --         --          43        640
                               -------        ------        -------      ------      ------     ------     -------     ------
Total noninterest expense...   $11,178        $2,201        $13,379      $3,481      $5,229     $2,155     $10,865     $2,514
                               =======        ======        =======      ======      ======     ======     =======     ======

    On a pro forma basis with SCB and PSB total noninterest expense, before merger costs and goodwill and other intangibles amortization, increased approximately $676 thousand from $10.6 million to $11.3 million, from the three months ended March 31, 1999 to the three months ended March 31, 2000 due primarily to an increase in salary and occupancy and equipment expense, offset in part by a decrease in other expenses. The salary expense increase of $732 thousand is attributed mainly to the expansion of certain lending functions at the Banks including commercial and SBA lending at PSB, and real estate, construction and SBA lending at BOC as well as expanding the business development and marketing functions across the organization since the end of the first quarter 1999. Occupancy and equipment expense increased $234 thousand due to approximately $65 thousand of additional building depreciation per quarter from write-up in value of certain PSB properties in the PSB Acquisition, additional depreciation expense for equipment purchased in relation to PSB's in-house data processing center as well as other equipment expense. The net decrease in other operating expenses of $366 thousand is attributed mainly to the timing in spending the advertising budget, lower regulatory fees based on changing PSB's primary regulatory agency, and a decrease in merchant bank card expenses.

    INCOME TAXES. The Company's normal effective income tax rate is approximately 41.5%, representing a blend of the statutory Federal income tax rate of 34.0% and the California franchise tax rate of 7.15%. The Company's actual effective income tax rates were 101.3% and 32.0% for the three months ended March 31, 2000 and 1999, respectively. The actual effective tax rates are higher than the normal effective tax rate largely as a result of nondeductible goodwill.

BALANCE SHEET ANALYSIS

    CREDIT QUALITY.  The Company defines nonperforming assets to include
(i) loans and leases on which it has ceased to accrue interest ("Nonaccrual Loans") and (ii) assets acquired through foreclosure including other real estate owned. "Impaired loans" are commercial, commercial real-estate, other real-estate related and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The category of "impaired loans" is not synonymous with the category of "nonaccrual loans," although the two categories overlap. "Nonaccrual loans" include impaired loans and those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or
(ii) the loan is a consumer loan or other homogenous type of loan that is reviewed on a collective basis for impairment.

    The following table shows the historical trends in nonperforming assets and key credit quality statistics for the Company:

CREDIT QUALITY MEASURES
(DOLLARS IN THOUSANDS)

                                                              QTR ENDED   YEAR ENDED   QTR ENDED
                                                               MAR 31,     DEC 31,      MAR 31,
                                                                2000         1999        1999
                                                              ---------   ----------   ---------
Average loans and leases outstanding........................  $617,418     $267,896    $102,267
Gross loans and leases......................................   719,849      559,784     110,271
Nonaccrual loans, not restructured..........................     3,465          413         554
Accruing loans past due 90 days or more.....................        --           --          --
Restructured loans..........................................        --           --          --
                                                              --------     --------    --------
  Total nonperforming loans ("NPLs")........................     3,465          413         554
Other real estate owned ("OREO")............................        38           --         393
                                                              --------     --------    --------
    Total nonperforming assets ("NPAs").....................     3,503          413         947
                                                              ========     ========    ========
    Allowance for loan losses:
      Balance at beginning of period........................     6,750        1,986       1,986
      Balance acquired during period........................     2,547        4,087          --
                                                              --------     --------    --------
        Loans and leases charged off during period..........       (41)        (283)        (59)
        Recoveries during period............................        45          141          14
                                                              --------     --------    --------
          Net recoveries (charge-offs) during period........         4         (142)        (45)
      Provision for loan losses.............................       160          819          60
                                                              --------     --------    --------
          Balance at end of period..........................  $  9,461     $  6,750    $  2,001
                                                              ========     ========    ========
Selected ratios:
  Net recoveries (charge-offs) to average loans and
    leases..................................................     0.003%       (0.05)%     (0.27)%
  Provision for loan losses to average loans and leases.....      0.10%        0.31%       0.36%
Allowance at end of period to gross loans and leases
  outstanding at end of period..............................      1.31%        1.21%       1.81%
Allowance as percentage of nonperforming loans and leases...    273.04%    1,634.39%     361.19%

    NPLs to total loans and leases..........................      0.48%        0.07%       0.50%
    NPAs to total loans and leases and OREO.................      0.49%        0.07%       0.86%
    NPAs to total assets....................................      0.31%        0.05%       0.42%

    Gross loans and leases increased $160.1 million since December 31, 1999, of which $143.8 million is attributed to the loan portfolio acquired in the SCB Acquisition and net loan growth of $16.3 million or an annualized growth rate of 11.6%. Nonaccrual loans and leases increased for a total of $3.3 million at

March 31, 2000, a $2.9 million increase since year-end. This increase represents the addition of $1.4 million in nonaccrual loans as result of the SCB Acquisition and $1.3 million relates to management placing a few credits secured by real-estate on nonaccrual. The loans on nonaccrual status are, in the opinion of management, adequately secured. The ratio of nonaccrual loans to total loans is relatively consistent between March 31, 2000 at 0.48% compared with 0.50% at March 31, 1999 with a decrease in this ratio to 0.07% at December 31, 1999. The ratio of nonperforming assets to total assets decreased from 0.42% at March 31, 1999 to 0.05% at December 31, 1999 and has increased to 0.31% as of March 31, 2000. The increase in both of these ratios during the first quarter of 2000 is attributed mainly to the impact the SCB Acquisition. The Company does not have any loans and leases past due 90 days and still accruing.

    ALLOWANCE FOR LOAN AND LEASE LOSSES. The Company has established a monitoring system for its loans and leases in order to identify impaired loans, and potential problem loans and leases and to permit periodic evaluation of impairment and the adequacy of the allowance for loan and lease losses ("ALLL") in a timely manner. The monitoring system and ALLL methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the ALLL. This monitoring system and allowance methodology include a loan-by-loan analysis for all classified loans and leases as well as loss factors for the balance of the portfolio that are based on an analysis relative to the Company's unclassified portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, concentrations in the portfolio risk levels of particular loan categories, internal loan review and management oversight.

    The ALLL increased by $2.7 million during the first quarter of 2000 due to the acquisition of SCB, net recoveries of $4 thousand and the provision of $160 thousand. The Company's annualized ratio of net recoveries to average loans and leases is less than 1% at March 31, 2000 compared to net charge-offs of 0.05% and 2.04% for the years ended at December 31, 1999 and 1998, respectively. Management is not aware of any additional significant loss potential that has not already been included in the estimation of the allowance for loan losses. Management believes that the allowance for loan and lease losses of $9.5 million at March 31, 2000, is adequate based on the Company's evaluation of loan portfolio, improved economic conditions and continued adherence to established credit policies.

    REGULATORY MATTERS. The regulatory capital guidelines as well as the actual capitalization for BOC, CalWest, PCC, PSB, SCB and the Company on a consolidated basis as of December 31, 1999 follow:

                                       REQUIREMENT                                          ACTUAL
                               ----------------------------   -------------------------------------------------------------------
                               ADEQUATELY          WELL                                                              CONSOLIDATED
                               CAPITALIZED      CAPITALIZED     SCB        BOC      CALWEST      PSB        PCC        COMPANY
                               -----------      -----------   --------   --------   --------   --------   --------   ------------
                                (GREATER THAN OR EQUAL TO)
Total risk-based capital.....      8.00%           10.00%      10.59%     10.83%     13.71%     11.36%     11.34%       11.62%
Tier 1 risk-based capital
  ratio......................      4.00%            6.00%       9.33%      9.57%     12.57%     10.19%     10.17%       10.37%
Tier 1 leverage capital
  ratio......................      4.00%            5.00%       7.24%      7.43%     10.58%      6.21%      6.19%        7.04%

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISK.

    LIQUIDITY MANAGEMENT. The Banks rely upon deposits as their principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Liquidity management is the process of planning to meet the cash flow requirements of customers who may either be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

    As an overall guide to ensuring adequate liquidity, management attempts to maintain a loan-to-deposit ratio of approximately 80% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold, interest-bearing deposits in other banks and investment securities available for sale to total deposits) of approximately 20%. As so measured, on a consolidated basis the Company's liquidity ratio stood at 22.0% and 16.9%, respectively, on March 31, 2000 and December 31, 1999, while its loan to deposit ratio stood 74.5% and 78.3% on those same dates. At March 31, 2000, management believes liquidity of the Banks is adequate.

    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. The primary function of asset and liability management is to maintain an appropriate balance between the impact on the Company's net interest margin arising from changes in interest rates, as well as the potential impact on both earnings and liquidity from market risk.

    Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currently exchanges rates, commodity prices and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its investment and loan portfolios as well as its deposit taking activities. Though market risk sensitive instruments can also consist of on and off balance sheet derivatives or other financial instruments, at March 31, 2000 and December 31, 1999, the Company had no material on or off balance sheet derivatives.

    One method to measure the impact of future changes in interest rates on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in a specified time period. Generally, a liability sensitive gap position indicates that there would be a net positive impact on net interest margin for the period measured in a declining rate environment since the Company's liabilities would reprice to lower market rates before its assets would. A net negative impact would result from a increasing interest rate environment. Conversely, an asset sensitive gap indicates that there would be a net positive impact on the net interest margin in a rising interest rate environment since assets would reprice to higher market interest rates before its liabilities.

    At March 31, 2000, the Company had $259.3 million more interest-sensitive liabilities repricing within a one year period than assets as compared to $252.5 million at December 31, 1999. Accordingly, the SCB Acquisition on February 29, 2000 did not materially impact the overall interest rate risk profile of the Company. Additionally, because of the slight changes in market interest rates since December 31, 1999, consistent contractual maturities and due to the SCB Acquisition having been accounted for under the purchase method of accounting, management believes that there has been no material change in the difference between the book value of interest sensitive assets and liabilities and their estimated fair values.

    Management is continuing to take steps to reduce the negative gap position of the Company by shortening the maturities in its investment portfolio and originating more variable rate assets. Management is continuing to strive to maintain a balance between its interest-earning assets and interest-bearing liabilities in order to minimize the impact on net interest income and liquidity due to changes in market rates.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS
No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of cash flows. If certain conditions are met, a derivative may be designated specifically as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge) or (b) a hedge of the exposure to variable cash flows of a forecasted transactions (a cash flow hedge). SFAS No. 133, as amended by Statement of Financial Accounting Standards No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133--AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS No. 137"), is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 and SFAS No. 137 will not have a material impact on the Company's results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    See the section titled "Liquidity, Interest Rate Sensitivity and Market Risk" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time, the Company and the Banks are party to claims and legal proceedings arising in the ordinary course of business. Management of the Company evaluates the Company's and/or the Banks' exposure to the cases individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and if the occurrence of the loss is probable. In the opinion of management of the Company, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial condition of the Company. However, litigation is inherently uncertain and no assurance can be given that any litigation will not result in any loss which might be material to the Company and/or the Banks.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) In connection with the merger of SCC with and into the Company, the Company issued 5,030,040 shares of its common stock to the California Fund as sole shareholder of SCC on the effective date of the merger. These shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the "Act") provided by Section 4(2) of the Act and Regulation D adopted under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
         2.1            Agreement of Merger entered into as of March 1, 2000, by and between California Community Bancshares, Inc. and Sacramento
                        Commercial Co.

        11              Statement re: computation of per share earnings is included in Note 5 to the unaudited condensed consolidated financial statements of Registrant.

        27              Financial Data Schedule

    REPORTS ON FORM 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CALIFORNIA COMMUNITY BANCSHARES, INC.

Date: May 17, 2000                                                      /s/ RONALD BACHLI
                                                            -----------------------------------------
                                                                          Ronald Bachli
                                                                          PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER

Date: May 17, 2000                                                      /s/ DAVID HOOSTON
                                                            -----------------------------------------
                                                                          David Hooston
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER