Form 10-Q
period 2000-06-30
CALIFORNIA COMMUNITY BANCSHARES CORP
filed 2000-08-11
CIK 1009325

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2000: 26,312,576 shares of common stock, no par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
FORWARD-LOOKING STATEMENTS...........................................      3

PART I--FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (unaudited)...............      4
         Unaudited Condensed Consolidated Balance Sheets.............      4
         Unaudited Condensed Consolidated Statements of Operations...      5
         Unaudited Statements of Comprehensive Income (Loss).........      6
         Unaudited Condensed Consolidated Statements of Cash Flows...      7
         Supplemental Disclosure for Acquisition of Subsidiaries.....      8
         Notes to Unaudited Condensed Consolidated Financial
         Statements..................................................      9

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     15

ITEM 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     29

PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................     29

ITEM 2.  Changes in Securities and use of Proceeds...................     29

ITEM 3.  Defaults Upon Senior Securities.............................     29

ITEM 4.  Submission of Matters to a Vote of Security Holders.........     29

ITEM 5.  Other Information...........................................     29

ITEM 6.  Exhibits and Reports on Form 8-K............................     30

SIGNATURES...........................................................     31

                           FORWARD-LOOKING STATEMENTS

    THIS QUARTERLY REPORT, INCLUDING, BUT NOT LIMITED TO, "NOTE 3--UNAUDITED SUMMARY PRO FORMA DATA" AND "ITEM II--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAINS STATEMENTS RELATING TO FUTURE RESULTS OF THE COMPANY THAT ARE CONSIDERED TO BE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS,
(1) COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY;
(2) CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCES MARGINS; (3) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS, A DETERIORATION IN CREDIT QUALITY;
(4) CHANGES IN THE REGULATORY ENVIRONMENT; (5) CHANGES IN BUSINESS CONDITIONS AND INFLATION; AND (6) CHANGES IN SECURITIES MARKETS. THEREFORE, THE INFORMATION SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF THE COMPANY. THESE STATEMENTS RELATE TO, AMONG OTHER THINGS, CREDIT LOSS ALLOWANCE ADEQUACY, SIMULATION OF CHANGES IN INTEREST RATES AND LITIGATION RESULTS, AS WELL AS OTHER RISKS AND UNCERTAINTIES DETAILED ELSEWHERE IN THIS QUARTERLY REPORT OR FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SECURITIES EXCHANGE COMMISSION. SUCH FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE ON WHICH SUCH STATEMENTS ARE MADE, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH SUCH STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     CALIFORNIA COMMUNITY BANCSHARES, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
ASSETS
Cash and due from banks.....................................  $   58,927     $ 39,569
Federal funds sold and securities purchased under agreements
  to resell.................................................      61,727       20,791
                                                              ----------     --------
    Total cash and cash equivalents.........................     120,654       60,360
Interest-bearing deposits with other banks..................       1,586        2,576
Investment securities available-for-sale, at fair value.....     104,402       57,656
Investment securities held-to-maturity, at amortized cost...      65,475       70,592
Investments in Federal Home Loan Bank and Federal Reserve
  Bank stock, at cost.......................................       7,790        4,112
Loans and leases receivable, net of allowance for loan and
  lease losses of $9,774 at June 30, 2000 and $6,750 at
  December 31, 1999.........................................     729,114      551,399
Real estate owned, net......................................       4,642        5,001
Premises and equipment, net.................................      23,878       20,874
Accrued interest receivable.................................       6,210        4,644
Cash surrender value of life insurance......................       2,323        1,471
Goodwill and other intangible assets........................      85,964       61,868
Other assets................................................       5,279        2,626
                                                              ----------     --------
    TOTAL ASSETS............................................  $1,157,317     $843,179
                                                              ==========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Noninterest-bearing deposits..............................  $  229,655     $151,121
  Interest-bearing deposits.................................     762,169      561,641
                                                              ----------     --------
    Total deposits..........................................     991,824      712,762
  Accrued interest and other liabilities....................       6,849        5,889
  Deferred income tax liabilities, net......................       8,681        6,694
  Trust preferred securities................................      18,500       18,500
                                                              ----------     --------
    Total liabilities.......................................   1,025,854      743,845
Minority interest in subsidiaries...........................       3,500        3,500
Commitments and contingencies
Stockholders' equity:
  Common stock--$0.01 par value; 75,000,000 shares
    authorized; 26,312,576 shares issued and outstanding at
    June 30, 2000, and 21,267,483 shares issued and
    outstanding at December 31, 1999........................     132,847       99,450
  Accumulated other comprehensive loss......................        (398)        (342)
  Accumulated deficit.......................................      (4,486)      (3,274)
                                                              ----------     --------
    Total stockholders' equity..............................     127,963       95,834
                                                              ----------     --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $1,157,317     $843,179
                                                              ==========     ========

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS(a)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS
                                                                     ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,               JUNE 30,
                                                              --------------------   --------------------
                                                                2000        1999       2000        1999
                                                              ---------   --------   ---------   --------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans and leases.....................  $  16,778   $  2,756   $  30,406   $  5,166
  Interest on deposits with other banks.....................         54         59         132        120
  Interest on Federal funds sold and securities purchased
    under agreements to resell..............................        885        304       1,310        780
  Interest on investment securities.........................      2,545        478       4,790      1,002
  Dividends on Federal Home Loan Bank and Federal Reserve
    Bank stocks.............................................        127          8         187         15
                                                              ---------   --------   ---------   --------
    Total interest and dividend income......................     20,389      3,605      36,825      7,083

INTEREST EXPENSE:
  Savings, money market and demand deposits.................      2,325        313       4,094        618
  Time certificates of deposit under $100...................      3,140        263       5,673        500
  Time certificates of deposit of $100 and over.............      2,181        297       3,876        650
  Interest on long-term borrowings..........................        428         --         918         --
                                                              ---------   --------   ---------   --------
    Total interest expense..................................      8,074        873      14,561      1,768
                                                              ---------   --------   ---------   --------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE
  LOSSES....................................................     12,315      2,732      22,264      5,315
PROVISION FOR LOAN AND LEASE LOSSES.........................        285         91         445        151
                                                              ---------   --------   ---------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE
  LOSSES....................................................     12,030      2,641      21,819      5,164

NONINTEREST INCOME:
  Service charges and fees on deposits......................        779        168       1,458        365
  Loan servicing fees.......................................        199          9         300         15
  Loan referral fees........................................         28         57         152        104
  Commissions on investment products........................        252         --         439         --
  Gain on sale of loans, net................................        222        104         366        211
  Loss on sale of securities................................         --         --          (7)        --
  Other income..............................................        238        115         363        177
                                                              ---------   --------   ---------   --------
    Total noninterest income................................      1,718        453       3,071        872

NONINTEREST EXPENSE:
  Salaries and employee benefits............................      5,803      1,453      10,964      2,846
  Occupancy, premises and equipment.........................      1,695        406       3,222        816
  Data and item processing..................................        671        173       1,120        385
  Professional fees.........................................        595        241       1,267        716
  Communications............................................        471        129         928        236
  Business development......................................        415        104         786        213
  Customer services expense.................................        236        107         424        218
  Amortization of intangible assets.........................      1,622        293       2,911        574
  Other operating expenses..................................      2,962        390       4,221        773
                                                              ---------   --------   ---------   --------
    Total noninterest expense...............................     14,470      3,296      25,843      6,777
                                                              ---------   --------   ---------   --------
LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS.............       (722)      (202)       (953)      (741)
INCOME TAXES (BENEFIT)......................................       (149)       116          85        289
                                                              ---------   --------   ---------   --------
LOSS BEFORE MINORITY INTERESTS..............................       (573)      (318)     (1,038)    (1,030)
MINORITY INTERESTS:
  Dividend on preferred stock of minority interest..........         81         --         174         --
  Minority interest in loss of subsidiaries.................         --        (42)         --       (142)
                                                              ---------   --------   ---------   --------
NET LOSS....................................................  $    (654)  $   (276)  $  (1,212)  $   (888)
                                                              =========   ========   =========   ========
Per share information:
  Weighted average common shares outstanding:
    Basic...................................................   26,312.6    6,875.8    24,648.1    6,875.8
    Diluted.................................................   26,312.6    6,875.8    24,648.1    6,875.8
  Net loss per share:
    Basic...................................................  $   (0.02)  $  (0.04)  $   (0.05)  $  (0.13)
    Diluted.................................................  $   (0.02)  $  (0.04)  $   (0.05)  $  (0.13)

------------------------------
a) Placer Sierra Bank and Sacramento Commercial Bank were acquired on August 11, 1999 and February 29, 2000, respectively, using the purchase method of accounting. Accordingly, the operating results of Placer Sierra Bank and Sacramento Commercial Bank are only included since the date of their respective acquisitions. Due to the relatively large size of each of these acquisitions, any comparison of data for the periods ended June 30, 1999 to data for the current periods may not be meaningful. See Note 2 and Note 3 of "Notes to Unaudited Condensed Consolidated Financial Statements."

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

                     CALIFORNIA COMMUNITY BANCSHARES, INC.
              UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                 THREE MONTHS           SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
NET LOSS....................................................   $(654)     $(276)    $(1,212)    $(888)
Other comprehensive loss, net of related taxes:
  Unrealized holding losses arising during the period.......     (51)       (54)        (50)     (111)
  Reclassification of realized losses included in income....      --         --          (6)       --
                                                               -----      -----     -------     -----
    Total...................................................     (51)       (54)        (56)     (111)
                                                               -----      -----     -------     -----
COMPREHENSIVE LOSS..........................................   $(705)     $(330)    $(1,268)    $(999)
                                                               =====      =====     =======     =====

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

                     CALIFORNIA COMMUNITY BANCSHARES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                JUNE 30, 2000       JUNE 30, 1999
                                                              -----------------   -----------------
NET LOSS....................................................      $ (1,212)           $   (888)
  CASH FLOWS FROM OPERATING ACTIVITIES:
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
    OPERATING ACTIVITIES:
    Provision for loan and lease losses.....................           445                 151
    Minority interest in loss of subsidiaries...............            --                (142)
    Depreciation and amortization for premises and
     equipment..............................................         1,344                 266
    Amortization of intangible assets.......................         2,911                 575
    Amortization of premiums (accretion) of discounts on
     investment securities, net.............................          (320)                111
    Amortization of deferred loan and lease fees, net.......            23                 (79)
    Gain on sale of loans...................................          (366)               (211)
    Loss on sale of investment securities...................             7                  --
    Gain on the sale of other real estate owned.............            (6)                 --
    Loss from sale of premises and equipment................             1                  --
    Dividends received on FHLB and FRB stock................          (137)                 --
    Net increase in accrued interest receivable.............          (410)                (75)
    Net decrease in other assets............................           374                 219
    Net decrease in net deferred tax liabilities............          (330)               (189)
    Net decrease in accrued interest payable and other
     liabilities............................................        (5,374)             (3,393)
                                                                  --------            --------
    Net cash used in operating activities...................        (3,050)             (3,655)
                                                                  --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits in
    other banks.............................................           990                 (99)
  Purchases of investment securities:
    Available-for-sale......................................       (32,495)             (5,800)
    Held-to-maturity........................................            --              (1,825)
  Proceeds from calls and maturities of investment
    securities:
    Available-for-sale......................................         9,919               3,500
    Held-to-maturity........................................           500                 509
  Proceeds from sales of investment securities
    available-for-sale......................................           493                  --
  Proceeds from principal repayments on mortgage backed
    securities:
    Available-for-sale......................................           723                  --
    Held-to-maturity........................................         4,771                  --
  Net disbursement of loans.................................       (60,534)            (20,213)
  Proceeds from sale of loans...............................        23,817               3,345
  Purchases of premises and equipment.......................        (2,357)               (169)
  Proceeds from sale of other real estate owned.............           513                  --
  Purchase of Federal Reserve Bank stock, net...............        (3,364)               (676)
  Proceeds from cash surrender value of life insurance......         3,698                  --
  Additional cash paid for acquisitions.....................          (243)                 --
  Purchase of Sacramento Commercial Bank, net of cash
    acquired................................................       (13,280)                 --
                                                                  --------            --------
      Net cash used in investing activities.................       (66,849)            (21,428)
                                                                  --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand, interest-bearing and
    savings deposits........................................        96,796              (9,901)
  Purchase of dissenting shares.............................            (3)                 --
  Issuance of common stock for acquisition and cancellation
    of dissenters rights....................................        33,400                  --
                                                                  --------            --------
      Net cash provided by (used in) financing activities...       130,193              (9,901)
                                                                  --------            --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............        60,294             (34,984)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............        60,360              80,880
                                                                  --------            --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................      $120,654            $ 45,896
                                                                  ========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest................................................      $ 12,497            $  1,744
    Income taxes............................................      $  1,005            $      5
  Net change in unrealized loss on available-for-sale
    securities, net of taxes                                            56                (116)
  Acquisitions of other real estate owned through
    foreclosure.............................................            80                  --

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

            SUPPLEMENTAL DISCLOSURE FOR ACQUISITION OF SUBSIDIARIES

                                 (IN THOUSANDS)

                                                               SIX MONTHS
                                                                  ENDED
                 Sacramento Commercial Bank                   JUNE 30, 2000
                 --------------------------                   -------------
ASSETS ACQUIRED:
  Cash......................................................    $ 16,339
  Federal funds sold........................................       8,500
  Investment securities available-for-sale..................      25,317
  Investment in Federal Reserve Bank stock..................         177
  Loans and leases..........................................     141,181
  Real estate owned.........................................          38
  Premises and equipment....................................       2,024
  Accrued interest receivable...............................         983
  Cash surrender value of life insurance....................       4,519
  Other assets..............................................       1,962
  Goodwill..................................................      20,705
  Favorable lease rights....................................         346
  Core deposit intangible...................................       5,713
                                                                --------
                                                                 227,804

LIABILITIES ASSUMED:
  Deposits..................................................     182,265
  Accrued interest and other liabilities....................       7,420
                                                                --------
CASH PAID FOR COMMON STOCK..................................    $ 38,119
                                                                ========

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

NOTE 1--BASIS OF PRESENTATION

    California Community Bancshares, Inc. (the "Company") is the holding company for Bank of Orange County ("BOC"), Sacramento Commercial Bank ("SCB"), and Placer Capital Co. ("PCC"), the bank holding company for Placer Sierra Bank ("PSB" and together with BOC and SCB, the "Banks"). The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the unaudited condensed consolidated financial statements for 1999 to conform to the 2000 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The results of operations for the six and three months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

NOTE 2--ACQUISITIONS AND MERGERS

THE COMPANY

    The Company is the successor-in-interest to California Financial Bancorp ("CFB"), which was organized on September 11, 1997 as a California corporation for the purpose of becoming a bank holding company subsidiary of the California Community Financial Institutions Fund Limited Partnership (the "California Fund"). CFB was merged with and into the Company on December 14, 1999, with the Company as the surviving corporation and a wholly owned subsidiary of the California Fund (the "CCB Merger") in a transaction accounted for under the "as-if" pooling-of-interests method of accounting. In the CCB Merger, each share of CFB common stock outstanding immediately prior to the CCB Merger was converted into the right to receive 1.8296 shares of Company Common stock. All share amounts herein have been restated to give effect to the 1.8296 exchange ratio in the CCB Merger. Upon completion of, and as a result of, the CCB Merger, the Company became the sole shareholder of BOC and CalWest Bank ("CalWest") and the majority shareholder of National Business Bank ("NBB") and Security First Bank ("SFB"). In conjunction with the CCB Merger, the Company acquired the minority interest of SFB by causing SFB to be merged with and into BOC (the "BOC/ SFB Merger") and acquired the minority interest of NBB by causing NBB to be merged with and into CalWest (the "CalWest/NBB Merger"). CalWest was subsequently merged with and into BOC (the "BOC/CalWest Merger") effective
July 14, 2000.

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

                                 JUNE 30, 2000

NOTE 2--ACQUISITIONS AND MERGERS (CONTINUED)
ACQUISITION AND MERGER SYNOPSIS

BOC/CALWEST MERGER

    The Company merged CalWest with and into BOC effective July 14, 2000, using the "as-if" pooling-of-interest method of accounting. In conjunction with the BOC/CalWest Merger, the Company incurred merger-related costs of approximately $375 thousand representing severance costs, system conversion costs, contract termination costs and professional fees.

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

PLACER SIERRA BANK ACQUISITION

    On August 11, 1999, PSB was acquired by PCC, a California corporation and wholly owned subsidiary of the California Fund, which was organized for the purpose of facilitating the acquisition of PSB by the California Fund (the "PSB Acquisition"). The total purchase price paid for PSB by PCC was approximately $74.9 million net of a cash dividend of $8.0 million paid by PSB to PCC. The PSB Acquisition was accounted for under the purchase method of accounting.

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

BOC/SFB MERGER

    On December 23, 1999, the Company issued 873,286 shares of Company Common Stock in the BOC/SFB Merger to the minority shareholders of SFB in order to become the sole shareholder of SFB. Each holder of SFB Common Stock, other than the Company, received 0.0938 shares of Company

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

                                 JUNE 30, 2000

NOTE 2--ACQUISITIONS AND MERGERS (CONTINUED)
Common Stock for each share of SFB Common Stock. This part of the transaction was accounted for under the purchase method of accounting. The merger of SFB with and into BOC, with BOC as the surviving corporation, was accounted for under the "as-if" pooling-of-interests method of accounting. The Company made its initial investment in SFB on November 14, 1997, which represented 51.88% of the then issued and outstanding shares of SFB Common Stock and then subsequently increased its investment to 54.69% on September 13, 1999 (the "SFB Initial Investment").

    In addition, the Company assumed, at the effective time of the BOC/SFB Merger, the obligation of SFB to issue shares of SFB Common Stock upon conversion of outstanding debentures of Pacific Inland Bancorp, SFB's former bank holding company (the "PIB Debentures"). The PIB Debentures were issued in 1996 in the principal amount of $1.1 million, bear interest at the rate of 12% annually, expire in 2001, and were convertible on the basis of one share of SFB Common Stock for each $0.40 in principal plus accrued, but unpaid interest.

CALWEST/NBB MERGER

    On December 30, 1999 the Company issued 287,488 shares of Company Common Stock in the CalWest/NBB Merger to the minority shareholders of NBB in order to become the sole shareholder of NBB and during the second quarter of 2000, an additional 15,053 shares were issued as a result of cancellation of dissenters' rights related to the CalWest/NBB Merger. Each holder of NBB Common Stock, other than the Company, received 1.5053 shares of Company Common Stock for each share of NBB Common Stock. This part of the transaction was accounted for under the purchase method of accounting. The merger of NBB with and into CalWest, with CalWest as the surviving corporation, was accounted for under the "as-if" pooling-of-interests method of accounting. The Company made its initial investment in NBB on November 3, 1998 which represented 64.91% of the then issued and outstanding of NBB Common Stock (the "NBB Initial Investment").

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

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

                                 JUNE 30, 2000

NOTE 2--ACQUISITIONS AND MERGERS (CONTINUED)
The Company funded the purchase price in the DB Acquisition with the issuance of 2,626,574 shares of Company Common Stock to the California Fund in a private placement for approximately $14.4 million.

NOTE 3--UNAUDITED SUMMARY PRO FORMA DATA

    The following table shows unaudited summary pro forma statements of operations information for the six month periods ended June 30, 2000, and 1999, as if the PSB Acquisition, SCB Acquisition, BOC/SFB Merger and CalWest/NBB Merger were consummated as of January 1, 1999. As the PSB Acquisition and SCB Acquisition were consummated on August 11, 1999 and February 29, 2000, respectively, the results for the Company for the six month period ended
June 30, 2000, include the operating results of PSB for the entire period and SCB since the date of acquisition. January and February results for SCB, excluding nonrecurring acquisition-related costs capitalized as part of goodwill, and the additional amortization of purchase accounting adjustments are included in the pro forma results for the six months ended June 30, 2000. The pro forma results for the six months ended June 30, 1999, include the actual results of the Company, the results of PSB and SCB together with the additional amortization of purchase accounting adjustments for these acquisitions as well as the additional amortization of goodwill arising from the purchase of the minority interests of SFB and NBB and the effect of eliminating the minority interest of SFB and NBB. See note 2--Acquisitions and Mergers--BOC/SFB Merger and CalWest/NBB Merger.

    The pro forma statements of operations adjustments included below are based on management's estimates of costs and the fair value adjustments associated with these transactions. The Company's cost and fair value estimates may differ in the future, based on additional facts and information, such that actual cost could differ and hence are forward-looking. Readers are cautioned that the type and amount of actual costs incurred could vary materially from these estimates if future developments differ from the underlying assumptions used by management in determining the current estimate of these costs. The unaudited summary pro forma statements of operations information is not necessarily indicative of the results that would have occurred had the described acquisitions and mergers been consummated on the dates indicated or that may be achieved in the future.

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

NOTE 3--UNAUDITED SUMMARY PRO FORMA DATA (CONTINUED)

        UNAUDITED SUMMARY PRO FORMA STATEMENTS OF OPERATIONS INFORMATION

                                                                   SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Interest income.............................................  $ 39,509    $ 35,226
Interest expense............................................    15,433      13,458
                                                              --------    --------
  Net interest income.......................................    24,076      21,768
Provision for loan and lease losses.........................       505         970
                                                              --------    --------
  Net interest income after provision for loan and lease
    losses..................................................    23,571      20,798
Noninterest income..........................................     3,108       3,702
Noninterest expense.........................................    24,386      20,895
Amortization of intangibles.................................     3,220       2,841
                                                              --------    --------
  Loss before income taxes and minority interest............      (927)        764
Income tax expense..........................................       181       1,259
Dividend on preferred stock of minority interest and
  minority interest in loss of subsidiaries.................       174          94
                                                              --------    --------
  Net loss..................................................  $ (1,282)   $   (589)
                                                              ========    ========
Per share information:
Weighted average shares outstanding:
  Basic.....................................................  26,312.6    26,312.6
  Diluted...................................................  26,312.6    26,312.6
Net loss per share:
  Basic.....................................................  $  (0.05)   $  (0.02)
  Diluted...................................................  $  (0.05)   $  (0.02)

NOTE 4--NET LOSS PER SHARE

    Basic loss per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted from issuance of common stock that then share in earnings. When an entity has a loss from continuing operations, the inclusion of potential common shares in the denominator of a diluted per share computation will always result in an anti-dilutive per share amount. Thus, the diluted loss per share amount is the same as the basic loss per share amount. (The number of weighted average share equivalents for options and debentures have been provided for

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

                                 JUNE 30, 2000

NOTE 4--NET LOSS PER SHARE (CONTINUED)
informational purposes only.) The following is a summary of the calculation of basic and diluted net loss per share for the six and three month periods ended June 30, 2000 and 1999:

                                                   FOR THE THREE MONTHS    FOR THE SIX MONTHS ENDED
                                                      ENDED JUNE 30,               JUNE 30,
                                                  ----------------------   ------------------------
                                                     2000        1999         2000          1999
                                                  ----------   ---------   -----------   ----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss........................................  $     (654)  $    (276)  $   (1,212)   $    (888)
                                                  ==========   =========   ==========    =========
Weighted average shares outstanding.............  26,312,576   6,875,776   24,648,118    6,875,776
                                                  ==========   =========   ==========    =========
Basic net loss per share........................  $    (0.02)  $   (0.04)  $    (0.05)   $   (0.13)
                                                  ==========   =========   ==========    =========

Weighted average shares outstanding.............  26,312,576   6,875,776   24,648,118    6,875,776
Effect of dilutive stock options and
  debentures....................................     578,545     334,730      578,544      334,730
                                                  ----------   ---------   ----------    ---------
Diluted shares outstanding......................  26,891,121   7,210,506   25,226,662    7,210,506
                                                  ==========   =========   ==========    =========
Diluted net loss per share......................  $    (0.02)  $   (0.04)  $    (0.05)   $   (0.13)
                                                  ==========   =========   ==========    =========

NOTE 5--SUBSEQUENT EVENT--CALWEST BANK QUASI-REORGANIZATION

    Under a plan approved by the applicable bank regulatory agencies, the Company effected a quasi-reorganization as of July 1, 2000 of its subsidiary CalWest, prior to CalWest merging with and into BOC. Under the quasi-reorganization plan, the accumulated deficit of $2.1 million of CalWest was eliminated against CalWest's capital account and the balance sheet was marked to its fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in "MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS." Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of the Company and its subsidiary banks. See "FORWARD-LOOKING STATEMENTS" herein.

OVERVIEW

    The following tables and data set forth certain statistical information relating to the Company as of June 30, 2000, and for the six and three month periods ended June 30, 2000, and June 30, 1999. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as of June 30, 2000, included herein and the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999.

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

STRATEGIC EVOLUTION

    During 1998 and 1999 and the first quarter of 2000, the Company's focus was on acquiring financial institutions (i.e., the Security First Bank Initial Investment, the National Business Bank Initial Investment, the DB Acquisition, the BOC Acquisition, the PSB Acquisition and the SCB Acquisition). In
December of 1999 the four banking subsidiaries located in southern California were merged with and into one another to form two banks (i.e., the BOC/SFB Merger and the CalWest/NBB Merger) in order to achieve operating and strategic efficiencies.

    During the second quarter of 2000 the Company turned its focus on improving the operating results of the Banks and accordingly took steps to realize operating efficiencies, reduce its concentration on real estate-related lending products and increase its focus on obtaining commercial loan and deposit customers. To accomplish this, the Company undertook a reorganization of PSB and SCB and the BOC/CalWest Merger.

PSB/SCB REORGANIZATION

    PSB continues its transition from a savings and loan into a commercial bank. The goal of this transition is to enable PSB to better focus on servicing branch customers and local business owners. As part of this strategy, during the second quarter PSB eliminated its home mortgage division and reduced staff in the commercial real estate-related lending division. PSB is concentrating resources on expanding its SBA and commercial lending while moving towards offering a web-based credit-scoring product to better serve the small commercial loan market that comprises the bulk of opportunities in its geographical market area as well as consumer loan demand.

    During the second quarter of 2000 the Company also combined certain administrative functions between PSB and SCB in the areas of loan administration, finance and personnel management in order to develop operational and cost efficiencies (the "PSB/SCB Reorganization"). The PSB/SCB Reorganization resulted in the elimination of 48 full-time equivalent staff and, in accordance with the Company's severance program, a $1.1 million charge to second quarter earnings to reflect the cost of this reorganization. It is anticipated that this reorganization will produce significant ongoing pretax savings in future periods.

BOC/CALWEST MERGER

    During the six months ended June 30, 2000, the Company's southern California banking subsidiaries engaged in a significant reorganization following the December 23, 1999 BOC/SFB Merger and the December 30, 1999 CalWest/NBB Merger in order to attain operational and cost efficiencies. The reorganization and merger-related efforts have had a negative impact on current earnings but are expected to have a proportionately larger positive impact on future profitablity. To continue to achieve further operational efficiencies the Company effected the BOC/CalWest Merger. During the three months ended June 30, 2000 the process of merging these two entities resulted in merger-related charges of approximately $375 thousand. The merger-related costs relate primarily to severance costs, system conversion costs, termination penalties to exit certain contracts, and professional fees associated with accomplishing this merger. It is anticipated that the mergers of the southern California subsidiaries will enable the BOC to offer a greater variety of products to their customers as well as produce significant ongoing pretax savings in future periods.

FINANCIAL OVERVIEW

    Since December 31, 1999, the Company's total assets have increased by approximately $314.2 million due primarily to the SCB Acquisition; SCB's assets totaled $227.8 million, including $141.2 million in net loans and leases and $25.3 million in securities available-for-sale at the date of acquisition. Excluding the SCB Acquisition, net loans and leases increased $36.5 million and total securities increased $16.3 million due primarily to purchases totaling $32.5 million, offset partially by repayments of mortgage backed securities of $5.5 million and maturities of securities of $10.4 million. Since December 31, 1999, the Company's total deposits have increased by approximately $279.1 million due primarily to the SCB Acquisition; SCB's deposits totaled $182.3 million at the date of acquisition.

    Consolidated net loss for the six months ended June 30, 2000, was $(1.2) million or $(0.05) per diluted share. This compares with a consolidated net loss of $(888) thousand or $(0.13) per diluted share for the six months ended
June 30, 1999. Consolidated net income (loss), before goodwill and other intangibles amortization and after-tax reorganization and merger-related costs, for the same six month periods in 2000 and 1999 was net income of $2.0 million and a net loss of $(435) thousand, respectively, or $0.04 and $(0.06) per diluted share, respectively.

    Consolidated net loss for the quarter ended June 30, 2000, was $(654) thousand or $(0.02) per diluted share. This compares with a consolidated net loss of $(276) thousand or $(0.04) per diluted share for the quarter ended
June 30, 1999. Consolidated net income (loss), before goodwill and other intangibles amortization and after-tax reorganization and merger-related costs, for the same three month periods in 2000 and 1999 was net income (loss) of $1.5 million and $(44) thousand, respectively, or $0.02 and $(0.01) per diluted share, respectively.

RESULTS OF OPERATIONS

    OPERATING INCOME. The Company defines operating income as net income before: goodwill amortization, after-tax core deposit intangible amortization, and after-tax reorganization and merger-related costs. Reorganization and merger-related costs represent charges to operations related to the

PSB/SCB Reorganization and the BOC/CalWest Merger which represent mainly severance costs, system conversion costs, termination penalties to exit data processing contracts and professional fees to accomplish the merger-related activities. In addition, the Company may experience further reorganization and merger-related costs as the Company pursues further operating efficiency opportunities. The following table summarizes key financial data and ratios at and for the six and three months ended June 30, 2000 and 1999 for the Company.

                                               AT AND FOR THE       AT AND FOR THE      AT AND FOR THE     AT AND FOR THE
                                             THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30, 2000        JUNE 30, 1999       JUNE 30, 2000      JUNE 30, 1999
                                             ------------------   ------------------   ----------------   ----------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating income (loss):
  Net loss.................................     $      (654)          $     (276)        $    (1,212)        $     (888)
  ADJUSTMENTS TO NET LOSS:
    Core deposit intangible amortization...             842                  147               1,525                296
    Tax benefit related to core deposit
      intangible...........................            (350)                 (61)               (633)              (121)
    Goodwill amortization..................             780                  146               1,386                278
                                                -----------           ----------         -----------         ----------
      Operating income (loss), before
        after-tax reorganization and
        merger-related costs...............             619                  (44)              1,066               (435)
        After-tax reorganization and
          merger-related costs.............             875                   --                 914                 --
                                                -----------           ----------         -----------         ----------
      Operating income (loss)..............     $     1,493           $      (44)        $     1,980         $     (435)
                                                ===========           ==========         ===========         ==========
Revenues:
  Net interest income, before provision for
    loan and lease losses..................     $    12,315           $    2,732         $    22,264         $    5,315
  Noninterest income.......................           1,718                  453               3,071                872
                                                -----------           ----------         -----------         ----------
      Revenues.............................     $    14,033           $    3,185         $    25,335         $    6,187
                                                ===========           ==========         ===========         ==========
Operating noninterest expense:
  Noninterest expense......................     $    14,470           $    3,296         $    25,843         $    6,777
  ADJUSTMENTS TO NONINTEREST EXPENSE:
    Core deposit intangible amortization...             842                  147               1,525                296
    Goodwill amortization..................             780                  146               1,386                278
    Reorganization and merger-related
      costs................................           1,497                   --               1,563                 --
                                                -----------           ----------         -----------         ----------
      Operating noninterest expense........     $    11,351           $    3,003         $    21,369         $    6,203
                                                ===========           ==========         ===========         ==========
Per share information:
  Number of shares (weighted average)......      26,312,576            6,875,776          24,648,118          6,875,776
  Diluted shares...........................      26,891,121            7,210,506          25,226,662          7,210,506
  Basic net loss per share.................     $     (0.02)          $    (0.04)        $     (0.05)        $    (0.13)
  Diluted net loss per share...............     $     (0.02)          $    (0.04)        $     (0.05)        $    (0.13)
  Operating basic net income (loss) per
    share (Non-GAAP disclosure)............     $      0.02           $    (0.01)        $      0.04         $    (0.06)
  Operating diluted net income (loss) per
    share (Non-GAAP disclosure)............     $      0.02           $    (0.01)        $      0.04         $    (0.06)

Profitability measures:
  Return on average assets.................           (0.23)%              (0.49)%             (0.23)%            (0.78)%
  Return on average equity.................           (2.05)%              (3.27)%             (2.07)%            (5.23)%
  Return on equity.........................           (2.06)%              (3.28)%             (1.90)%            (5.31)%
  Efficiency ratio.........................          103.00%              103.49%             102.01%            109.54%
Operating profitability measures (Non-GAAP
  disclosure):
  Return on average tangible assets........            0.23%               (0.08)%              0.22%             (0.41)%
  Return on average equity.................            1.94%               (0.52)%              1.82%             (2.56)%
  Return on equity.........................            1.94%               (0.52)%              1.68%             (2.60)%
  Efficiency ratio.........................           80.89%               94.29%              84.35%            100.26%

    The efficiency ratio (noninterest expense divided by revenues) is a measure of how effective the Company is at using its expense dollars. A lower or declining ratio indicates improving efficiency.

    The Company's efficiency ratio improved from 109.6% in the first half of 1999 to 102.0% in the first half of 2000, despite recognizing $1.6 million in reorganization and merger-related costs in 2000 whereas no such costs were incurred during the same period in 1999. Therefore, based on operating profitability measures, efficiency ratios (operating noninterest expense divided by revenues) improved from 100.3% in the first half of 1999 to 84.4% in the first half of 2000. The improvement in the efficiency ratios from 1999 to 2000 is due mainly to the contribution of the SCB and PSB efficiency ratios in the 2000 results as well as the achievement of certain operating efficiencies through the mergers of the banking subsidiaries located in southern California. Further efficiencies are expected to be recognized from the benefits of the PSB/SCB Reorganization and the BOC/CalWest Merger.

    The Company's efficiency ratio for the second quarter of 2000 remained relatively unchanged from the same period in 1999. However, the 2000 results include the impact of recording $1.5 million in reorganization and merger-related costs versus zero for the same time period in 1999. When reorganization and merger-related expenses are excluded, along with the amortization expense of goodwill and core deposit intangibles as shown in the operating profitability measures, the efficiency ratios (operating noninterest expense divided by revenues) improved from 94.3% in the second quarter of 1999 to 80.9% in the second quarter of 2000. This improvement is attributable primarily to the contribution of the SCB and PSB efficiency ratios in the 2000 results as well as the achievement of certain operating efficiencies through the mergers of the banking subsidiaries located in southern California.

    The Company's return on average assets improved from a loss of (0.78%) in the first half of 1999 to a loss of (0.23%) for the first half of 2000 while the operating return on average tangible assets improved from a loss of (0.41%) to income of 0.22% for the same time periods. The Company's return on average assets improved from a loss of (0.49%) in the second quarter of 1999 to a loss of (0.23%) for the second quarter of 2000 while the operating return on average tangible assets improved from a loss of (0.08%) to income of 0.23% for the same time periods.

    Improved profitability and achievement of targeted returns on stockholders' equity is dependent upon increased revenues through growth in the deposit and loan customer base. These new customers will principally be obtained from the market share of competing organizations. The Company believes that its Banks can differentiate themselves through a higher level of personalized service, particularly when compared to competing financial institutions who continue to disenfranchise customers through their own consolidation efforts. The Company also believes that the local community-orientation of its Banks provides a unique opportunity to attract customers. Growth will also come from participation in the continued growth in the economies of the communities in which its Banks are located. Management will also continue to look for opportunities to achieve operating efficiencies through consolidation of administrative activities, but only where such activities do not interfere with customer relationships. Finally, Management anticipates that this growth will be achieved while maintaining strong controls over asset quality in order to avoid unexpected additions to the allowance for loan and lease losses.

    NET INTEREST INCOME. Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following tables provide information regarding average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the six and three months ended June 30, 2000 and June 30, 1999. Average earning loans and leases include nonaccrual loans and leases.

                                            SIX MONTHS ENDED                   SIX MONTHS ENDED
                                              JUNE 30, 2000                      JUNE 30, 1999
                                         (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)
                                    ---------------------------------   -------------------------------
                                                 INTEREST    AVERAGE               INTEREST    AVERAGE
                                     AVERAGE     INCOME OR    YIELD     AVERAGE    INCOME OR    YIELD
                                     BALANCE      EXPENSE    OR COST    BALANCE     EXPENSE    OR COST
                                    ----------   ---------   --------   --------   ---------   --------
ASSETS
Interest-earning assets:
Loans and leases..................  $  680,228    $30,406      8.99%    $107,221    $5,166       9.72%
Investment securities.............     153,941      4,790      6.26%      39,070     1,002       5.17%
Federal funds sold................      44,903      1,310      5.87%      34,621       780       4.54%
Other earning assets..............       8,989        319      7.14%       5,391       135       5.05%
                                    ----------    -------               --------    ------
    Total interest-earning
      assets......................     888,061     36,825      8.34%     186,302     7,083       7.67%
Noninterest-earning assets:
Cash and demand deposits with
  banks...........................      44,235                            15,559
Other assets......................     111,521                            21,324
                                    ----------                          --------
    Total assets..................  $1,043,817                          $223,185
                                    ==========                          ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest-bearing liabilities:
Deposits
  Interest-bearing demand.........  $   95,339    $   849      1.79%    $ 15,279    $   91       1.20%
  Money market....................     122,189      2,092      3.44%      33,010       431       2.63%
  Savings.........................     105,056      1,153      2.21%       8,651        96       2.24%
  Time............................     364,888      9,549      5.26%      48,463     1,150       4.79%
                                    ----------    -------               --------    ------
    Total interest-bearing
      deposits....................     687,472     13,643      3.99%     105,402     1,768       3.38%
Short-term borrowing..............          --         --        --           --        --         --
Long-term debt....................      18,500        918      9.98%          --        --         --
                                    ----------    -------               --------    ------
    Total interest-bearing
      liabilities.................     705,972     14,561      4.15%     105,402     1,768       3.38%
Noninterest-bearing liabilities:
  Demand deposits.................     197,959                            79,199
  Other liabilities...............      18,912                             4,310
                                    ----------                          --------
    Total liabilities.............     922,843                           188,910
Minority interest.................       3,500                                --
Stockholders' equity..............     117,474                            34,275
                                    ----------                          --------
Total liabilities and
  stockholders' equity............  $1,043,817                          $223,185
                                    ==========    -------               ========    ------
Net interest income...............                $22,264                           $5,315
                                                  =======                           ======
Net interest spread...............                             4.19%                             4.29%
                                                               ====                              ====
Net interest margin...............                             5.04%                             5.74%
                                                               ====                              ====

                                           THREE MONTHS ENDED                 THREE MONTHS ENDED
                                              JUNE 30, 2000                      JUNE 30, 1999
                                         (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)
                                    ---------------------------------   -------------------------------
                                                 INTEREST    AVERAGE               INTEREST    AVERAGE
                                     AVERAGE     INCOME OR    YIELD     AVERAGE    INCOME OR    YIELD
                                     BALANCE      EXPENSE    OR COST    BALANCE     EXPENSE    OR COST
                                    ----------   ---------   --------   --------   ---------   --------
ASSETS
Interest-earning assets:
Loans and leases..................  $  743,038    $16,778      9.08%    $112,120    $2,756       9.86%
Investment securities.............     164,385      2,545      6.23%      41,306       478       4.64%
Federal funds sold................      59,259        885      6.01%      27,392       304       4.45%
Other earning assets..............       7,134        181     10.20%       5,759        67       4.68%
                                    ----------    -------               --------    ------
    Total interest-earning
      assets......................     973,816     20,389      8.42%     186,577     3,605       7.75%
Noninterest-earning assets:
Cash and demand deposits with
  banks...........................      50,677                            12,902
Other assets......................     119,171                            17,161
                                    ----------                          --------
    Total assets..................   1,143,664                           216,640
                                    ==========                          ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest-bearing liabilities:
Deposits
  Interest-bearing demand.........     108,223        537      2.00%      16,504        47       1.15%
  Money market....................     171,421      1,515      3.55%      33,609       218       2.60%
  Savings.........................      74,159        273      1.48%       8,552        48       2.25%
  Time............................     397,572      5,321      5.38%      47,660       560       4.71%
                                    ----------    -------               --------    ------
    Total interest-bearing
      deposits....................     751,375      7,646      4.09%     106,326       873       3.29%
Short-term borrowing..............          --         --        --           --        --         --
Long-term debt....................      18,500        428      9.30%          --        --         --
                                    ----------    -------               --------    ------
    Total interest-bearing
      liabilities.................     769,875      8,074      4.22%     106,326       873       3.29%
Noninterest-bearing liabilities:
  Demand deposits.................     217,911                            77,033
  Other liabilities...............      23,873                             3,186
                                    ----------                          --------
    Total liabilities.............   1,011,659                           186,545
Minority interest.................       3,500                                --
Stockholders' equity..............     128,505                            30,094
                                    ----------                          --------
Total liabilities and
  stockholders' equity............  $1,143,664                          $216,639
                                    ==========    -------               ========    ------
Net interest income...............                $12,315                           $2,732
                                                  =======                           ======
Net interest spread...............                             4.20%                             4.46%
                                                              =====                              ====
Net interest margin...............                             5.09%                             5.88%
                                                              =====                              ====

    YEAR-TO-DATE ANALYSIS. The net interest spread decreased from 4.29% to 4.19% from the first half of 1999 compared to the first half of 2000, while the net interest margin (annualized net interest income divided by average interest-earning assets) decreased from 5.74% to 5.04% over the same time periods. The decrease in the net interest margin is attributed mainly to an increase in the ratio of interest-bearing deposits as a percentage of the Company's total deposits from 57.1% in 1999 to 77.6% in 2000 such that the overall cost of deposits (annualized interest expense as a percentage of interest-bearing and noninterest bearing deposits) increased from 1.93% in 1999 to 3.10% in 2000. The increase in the ratio of interest-bearing deposits arises from the impact of the PSB and SCB Acquisitions as well as a dedicated effort to raise deposits to support loan growth.

    The yield on interest-earning assets increased from 7.67% during the first half of 1999 to 8.34% during the same period of 2000. This increase is principally attributed to the increase in loans as a percentage of average interest earning assets from 57.55% during the first six months of 1999 to 76.60% during the same period of 2000. Yields on loans declined from 9.72% to 8.99% from the six months ended June 30, 1999 to the same period in 2000. This decline in the yield on loans during a rising rate environment resulted principally from the impact of the lower yielding single-family mortgage loan portfolio acquired through the PSB Acquisition.

    The Company's cost of funds, excluding noninterest-bearing demand deposits, increased from 3.38% for the six months ended June 30, 1999 to 4.15% for the same period of 2000. This increase in cost of funds reflects the rising interest rate environment during 1999 and 2000. Also, a portion of this increase is due to the Company's use of $18.5 million of trust preferred securities to finance the PSB Acquisition. Additionally, CalWest, in effort to maintain a loan-to-deposit ratio of approximately 80% prior to its merger with and into BOC, used high cost web-based certificates of deposits to generate short-term liquidity which also had an impact on the Company's cost of funds.

    SECOND QUARTER ANALYSIS. The net interest spread decreased from 4.46% to 4.20% from the second quarter of 1999 compared to the second quarter of 2000, while the net interest margin decreased from 5.88% to 5.09% over the same time periods. The decrease in the net interest margin is attributed mainly to an increase in the ratio of average interest-bearing deposits as a percentage of the Company's total deposits from 58.0% in 1999 to 77.5% in 2000 such that the overall cost of deposits increased from 1.91% in 1999 to 3.17% in 2000. The increase in the ratio of interest-bearing deposits arises from the impact of the PSB and SCB Acquisitions as well as a dedicated effort to raise deposits to support loan growth.

    The yield on interest-earning assets increased 67 basis points from 7.75% in the second quarter of 1999 to 8.42% in the second quarter of 2000 due primarily to the proportion of average loans and leases to total interest-earning assets increasing from 60.1% during the second quarter of 1999 compared to 76.3% during the second quarter of 2000. The increase in the overall yield on interest earning assets was tempered by a decrease in the yield on loans and leases from 9.86% for the second quarter of 1999 to 9.08% for the second quarter of 2000 which is attributed mainly to the impact of the yield associated with the single-family mortgages included in PSB's loan portfolio.

    The Company's cost of funds, excluding noninterest-bearing demand deposits, increased 93 basis points from 3.29% during the second quarter of 1999 compared to 4.22% during the second quarter 2000. In addition to the impact of the PSB Acquisition and the BOC/CalWest Merger discussed above, the overall increase in the cost of funds also increased due to an increase in the percentage of time certificates of deposit to interest-bearing deposits from 44.8% for the second quarter of 1999 to 52.9% for the second quarter of 2000.

    NONINTEREST INCOME. The Company derives noninterest income primarily from service fees and charges on deposit products, loan servicing fees related to the sold portion of SBA and mortgage loans, other loan related fees (including loan referral fees), commissions earned on selling investment products, gains on sale of loans and other miscellaneous income.

    The following table sets forth the details of noninterest income for the six and three months ended June 30, 2000 and June 30, 1999. As SCB was acquired on February 29, 2000, the Company's results for 2000 include noninterest income from SCB since the acquisition date and the results of SCB are not included in the 1999 historical results of the Company. Additionally, as PSB was acquired on August 11, 1999, the results of PSB are included in the Company's 2000 results, but are not included in the 1999 historical results of the Company. For purposes of this analysis, the "Pro Forma Company" column for 2000 combines the historical results for the Company for the 2000 period with the historical results of SCB for the two months ended February 29, 2000 and the "Pro Forma Company" column for 1999 combines the historical results for the Company for the 1999 period with the historical results of SCB and PSB for the six and three months ended June 30, 1999.

                                                          SIX MONTHS
                              SIX MONTHS    TWO MONTHS      ENDED
                                ENDED         ENDED        JUNE 30,
                               JUNE 30,    FEBRUARY 29,      2000            SIX MONTHS ENDED JUNE 30, 1999
                                 2000          2000       ----------   ------------------------------------------
                              ----------   ------------   PRO FORMA                                     PRO FORMA
                               COMPANY         SCB         COMPANY     COMPANY      PSB        SCB       COMPANY     CHANGE
                              ----------   ------------   ----------   --------   --------   --------   ---------   --------
                                                                      (IN THOUSANDS)
Service charges and fees on
  deposits..................    $1,458         $ 22         $1,480       $365      $  999      $ 65      $1,429      $  51
Loan servicing fees.........       300          103            403         15          74       321         410         (7)
Loan referral fees..........       152            6            158        104          --        16         120         38
Commissions on investment
  products..................       439           --            439         --         379        --         379         60
Gain on sale of loans,
  net.......................       366           --            366        211         384        --         595       (229)
Gain (loss) on sale of
  securities, net...........        (7)         (97)          (104)        --          38        --          38       (142)
Other income................       363            3            366        177         325       229         731       (365)
                                ------         ----         ------       ----      ------      ----      ------      -----
Total noninterest income....    $3,071         $ 37         $3,108       $872      $2,199      $631      $3,702      $(594)
                                ======         ====         ======       ====      ======      ====      ======      =====

                                        THREE MONTHS
                                           ENDED
                                          JUNE 30,          THREE MONTHS ENDED JUNE 30, 1999
                                            2000       ------------------------------------------
                                        ------------                                    PRO FORMA
                                          COMPANY      COMPANY      PSB        SCB       COMPANY     CHANGE
                                        ------------   --------   --------   --------   ---------   --------
                                                                   (IN THOUSANDS)
Service charges and fees on
  deposits............................     $  779        $168      $  521      $ 34      $  723      $  56
Loan servicing fees...................        199           9          36       184         229        (30)
Loan referral fees....................         28          57          --        16          73        (45)
Commissions on investment products....        252          --         244        --         244          8
Gain on sale of loans, net............        222         104         209        --         313        (91)
Gain (loss) on sale of securities,
  net.................................         --          --         (21)       --         (21)        21
Other income..........................        238         115         126       131         372       (134)
                                           ------        ----      ------      ----      ------      -----
Total noninterest income..............     $1,718        $453      $1,115      $365      $1,933      $(215)
                                           ======        ====      ======      ====      ======      =====

    On a pro forma basis with SCB and PSB, total noninterest income decreased $594 thousand from $3.7 million for the six months ended June 30, 1999 to $3.1 million for the six months ended June 30, 2000 due primarily to a $229 thousand decrease in gain on sale of loans, recording $104 thousand in loss on sale of securities versus a gain in 1999 and a $365 thousand decrease in other income. The loss on sale of securities in 2000 relates to SCB selling certain securities that were sold in the first quarter of 2000 to conform to the Company's overall interest rate risk and credit risk policies. The decrease in other income includes a decrease in merchant bankcard fees of $114 thousand and a decrease of $119 thousand in dividend income on certain life insurance policies.

    On a pro forma basis with SCB and PSB, total noninterest income decreased $215 thousand from $1.9 million to $1.7 million from the quarter ended June 30, 1999 to the quarter ended June 30, 2000. This decrease is attributed mainly to a $91 thousand decrease in gain on sale of loans and a $134 thousand decrease in other income. The decrease in other income on a pro forma basis is due mainly to a decrease of $49 thousand in merchant bank card fees and a $57 thousand decrease in dividend income on certain life insurance policies.

    NONINTEREST EXPENSE. The following table sets forth the details of noninterest expense for the six and three months ended June 30, 2000 and June 30, 1999. As SCB was acquired on February 29, 2000, the Company's results for 2000 only include noninterest expense from SCB since the acquisition date and the results of SCB are not included in the 1999 historical results of the Company. Additionally, as PSB was acquired on August 11, 1999, the results of PSB are included in the Company's 2000 results, but are not included in the 1999 historical results of the Company. For purposes of this analysis, the "Pro Forma Company" column for 2000 combines the historical results for the Company for the 2000 period with SCB's actual results for the two months ended February 29, 2000 and the "Pro Forma Company" column for 1999 combines the historical results for the Company for the 1999 period with the actual results of SCB and PSB for the six and three months ended June 30, 1999.

                                                       SIX MONTHS
                           SIX MONTHS    TWO MONTHS      ENDED
                             ENDED         ENDED        JUNE 30,
                            JUNE 30,    FEBRUARY 29,      2000            SIX MONTHS ENDED JUNE 30, 1999
                              2000          2000       ----------   ------------------------------------------
                           ----------   ------------   PRO FORMA                                     PRO FORMA
                            COMPANY         SCB         COMPANY     COMPANY      PSB        SCB       COMPANY     CHANGE
                           ----------   ------------   ----------   --------   --------   --------   ---------   --------
                                                                   (IN THOUSANDS)
Salaries and employee
  benefits...............   $10,964        $  892       $11,856      $2,846    $ 5,136     $2,483     $10,465     $1,391
Occupancy, premises and
  equipment..............     3,222           181         3,403         816      1,436        598       2,850        553
Data and item
  processing.............     1,120            26         1,146         385        391         79         855        291
Professional fees........     1,267            72         1,339         716        294        209       1,219        120
Communications...........       928            29           957         236        699         86       1,021        (64)
Business development.....       786            35           821         213        573         90         876        (55)
Customer services........       424            18           442         218         37         30         285        157
Other....................     2,658           201         2,859         773      1,620        675       3,068       (209)
                            -------        ------       -------      ------    -------     ------     -------     ------
Total noninterest
  expense, excluding
  goodwill and other
  intangibles
  amortization, and
  reorganization and
  merger-related costs...    21,369         1,454        22,823       6,203     10,186      4,250      20,639      2,184
Reorganization and
  merger-related costs...     1,563           790         2,353          --         --         --          --      2,353
Goodwill amortization....     1,386            --         1,386         278         --         --         278      1,108
Core deposit intangible
  amortization...........     1,525            --         1,525         296         --         --         296      1,229
                            -------        ------       -------      ------    -------     ------     -------     ------
Total noninterest
  expense................   $25,843        $2,244       $28,087      $6,777    $10,186     $4,250     $21,213     $6,874
                            =======        ======       =======      ======    =======     ======     =======     ======

                                        THREE MONTHS
                                           ENDED             THREE MONTHS ENDED JUNE 30, 1999
                                       JUNE 30, 2000    ------------------------------------------
                                       --------------                                    PRO FORMA
                                          COMPANY       COMPANY      PSB        SCB       COMPANY     CHANGE
                                       --------------   --------   --------   --------   ---------   --------
                                                                   (IN THOUSANDS)
Salaries and employee benefits.......       $ 5,803      $1,453     $2,452     $1,209     $ 5,114     $  689
Occupancy, premises and equipment....         1,695         406        719        288       1,413        282
Data and item processing.............           671         173        198         37         408        263
Professional fees....................           595         241        138        105         484        111
Communications.......................           471         129        360         51         540        (69)
Business Development.................           415         104        294         54         452        (37)
Customer services....................           236         107         18         14         139         97
Other................................         1,465         390        770        268       1,428         37
                                            -------      ------     ------     ------     -------     ------
Total noninterest expense, excluding
  goodwill and other intangibles
  amortization, and reorganization
  and merger-related costs...........        11,351       3,003      4,949      2,026       9,978      1,373
Reorganization and merger-related
  costs..............................         1,497          --         --         --          --      1,497
Goodwill amortization................           780         146         --         --         146        634
Core deposit intangible
  amortization.......................           842         147         --         --         147        695
                                            -------      ------     ------     ------     -------     ------
Total noninterest expense............       $14,470      $3,296     $4,949     $2,026     $10,271     $4,199
                                            =======      ======     ======     ======     =======     ======

    On a pro forma basis with SCB and PSB, total noninterest expense, before reorganization and merger-related costs and goodwill and other intangibles amortization, increased approximately $2.2 million from $20.6 million for the six months ended June 30, 1999 to $22.8 million for the six months ended June 30, 2000 due primarily to increases in salary expense and occupancy, premises and equipment expense. Salary expense increased $1.4 million which is attributed mainly to the expansion of certain lending functions at the Banks including commercial and SBA lending at SCB, and real estate, construction and SBA lending at BOC as well as expanding the business development and marketing functions across the organization since the end of the second quarter of 1999. Further, the Company recognized approximately $300 thousand in nonrecurring self-insurance expense as the Company changed insurance carriers. Occupancy, premises and equipment expense increased $553 thousand due to approximately $230 thousand of additional building and leasehold improvement depreciation and amortization from the write-up in value of certain properties in the PSB Acquisition and certain leasehold improvements in the SCB Acquisition as well as additional depreciation expense for equipment purchased in relation to PSB's in-house data processing center and approximately $50 thousand additional rent for two new branches. The increase in customer services expenses is due to the growth in the number of customers and deposit balances as well as the increase in market deposit rates.

    On a pro forma basis, data and item processing ("DP") expense for the six months ended June 30, 2000 increased $291 thousand from the same period of 1999. During the six months ended June 30, 2000 primary banking applications and item processing for PSB and SCB were in-house, while BOC utilized an outside vendor for both activities. Prior to January 2000 PSB used an outside vendor to assist in a portion of the processing of its primary banking applications but performed its item processing in-house. Personnel costs and depreciation expense related to in-house DP activities are reported as salary and employee benefits and occupancy, premises and equipment, respectively. In 2000 PSB purchased and installed hardware to run its primary banking applications and in June 2000, PSB's arrangement with the outside vendor was cancelled. The net increase in DP expense is attributed mainly to external consultants used to assist with the installation and implementation of this new system as well as payment of an early contract termination fee. The increased DP expense also includes the cost of consulting fees paid for upgrades made to PSB's desk-top banking and general business applications systems (both hardware and software).

    The Company recognized $1.6 million in reorganization and merger-related costs associated mainly with personnel severance, system conversions, contract terminations for data processing services, and professional services to accomplish the PSB/SCB Reorganization and to effect the BOC/CalWest Merger.

    On a pro forma basis with SCB and PSB, total noninterest expense increased $1.4 million from $10.0 million for the quarter ended June 30, 1999 compared to $11.4 million for the same quarter in 2000. This increase is also spread across most expense categories, consistent with the six month analysis. The Company recorded the $1.5 million in reorganization and merger-related charges described above in the second quarter of 2000.

    INCOME TAXES. The Company's normal effective income tax rate would be a benefit of approximately 41.5%, representing a blend of the statutory Federal income tax rate of 34.0% and the effective California franchise tax rate of 7.15% against the Company's recorded net loss. The Company's actual effective income tax rates were a charge of 8.9% and a charge of 39.0% for the six months ended June 30, 2000 and 1999, respectively, and a 20.6% benefit and a charge of 57.4% for the quarters ended June 30, 2000 and 1999, respectively. The actual effective tax rates are higher than the normal effective tax rate largely as a result of nondeductible goodwill.

BALANCE SHEET ANALYSIS

    CREDIT QUALITY. The Company defines nonperforming assets to include (i) loans and leases on which it has ceased to accrue interest ("Nonaccrual Loans") and (ii) assets acquired through foreclosure including other real estate owned. "Impaired loans" are commercial, commercial real-estate, other real-estate related and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of "impaired loans" is not synonymous with the category of "nonaccrual loans," although the two categories overlap. "Nonaccrual loans" include impaired loans and those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the original contractual terms of the loan or (ii) the loan is a consumer loan or other homogeneous type of loan that is reviewed on a collective basis for impairment.

    The following table shows the historical trends in nonperforming assets and key credit quality statistics for the Company:

                            CREDIT QUALITY MEASURES
                             (DOLLARS IN THOUSANDS)

                                                      QTR ENDED    QTR ENDED    YEAR ENDED    QTR ENDED    QTR ENDED
                                                       JUNE 30,    MARCH 31,      DEC 31,      JUNE 30,    MARCH 31,
                                                         2000         2000         1999          1999         1999
                                                      ----------   ----------   -----------   ----------   ----------
Average loans and leases outstanding................   $743,038     $617,418     $267,896      $112,120     $102,267
Gross loans and leases..............................    742,021      719,857      559,784       116,365      110,271
Nonaccrual loans, not restructured..................      3,286        3,465          413           116          554
Accruing loans past due 90 days or more.............         --           --           --            20           --
Restructured loans..................................         --           --           --            --           --
                                                       --------     --------     --------      --------     --------
  Total nonperforming loans and leases (NPLs).......      3,286        3,465          413           136          554
Other real estate owned (OREO)......................        118           38           --           269          393
                                                       --------     --------     --------      --------     --------
    Total nonperforming assets (NPAs)...............      3,404        3,503          413           405          947
                                                       ========     ========     ========      ========     ========
    Allowance for loan and lease losses:
      Balance at beginning of period................      9,461        6,750        1,986         2,001        1,986
      Balance acquired during period................         --        2,547        4,087            --           --
                                                       --------     --------     --------      --------     --------
        Loans and leases charged off during
          period....................................        (12)         (41)        (283)          (40)         (59)
        Recoveries during period....................         40           45          141            16           14
                                                       --------     --------     --------      --------     --------
          Net recoveries (charge-offs) during
            period..................................         28            4         (142)          (24)         (45)
      Provision for loan and lease losses...........        285          160          819            91           60
                                                       --------     --------     --------      --------     --------
          Balance at end of period..................   $  9,774     $  9,461     $  6,750      $  2,068     $  2,001
                                                       ========     ========     ========      ========     ========
Selected ratios:
  Net recoveries (charge-offs) to average loans and
    leases..........................................      (0.01)%       0.00%       (0.05)%        0.04%        0.18%
  Provision for loan and lease losses to average
    loans and leases................................       0.08%        0.10%        0.31%         0.16%        0.23%
Allowance at end of period to gross loans and leases
  outstanding at end of period......................       1.32%        1.31%        1.21%         1.78%        1.81%
Allowance as percentage of nonperforming loans and
  leases............................................     297.44%      273.04%    1,634.38%     1,521.32%      361.19%

  NPLs to gross loans and leases....................       0.44%        0.48%        0.07%         0.12%        0.50%
  NPAs to gross loans and leases and OREO...........       0.46%        0.49%        0.07%         0.35%        0.86%
  NPAs to total assets..............................       0.28%        0.31%        0.05%         0.18%        0.42%

    Gross loans and leases increased $182.2 million since December 31, 1999, including $143.8 million which is attributed to the loan portfolio acquired in the SCB Acquisition and net loan growth of $38.4 million, or an annualized growth rate of 6.9%. Nonaccrual loans and leases were $3.3 million at June 30, 2000, representing a $2.9 million increase since year-end. This increase is due to management placing a few credits secured by real-estate on nonaccrual totaling $1.3 million and the addition of $1.4 million in nonaccrual loans as result of the SCB Acquisition. The loans on nonaccrual status are, in the opinion of management, adequately secured. The ratio of nonaccrual loans to total gross loans increased to 0.44% at June 30, 2000 compared with 0.12% at June 30, 1999 with a decrease in this ratio to 0.07% at December 31, 1999. The ratio of nonperforming assets to total assets decreased from 0.18% at June 30, 1999 to 0.05% at December 31, 1999 and has increased to 0.28% as of June 30, 2000. The increase in both of these ratios during the first half of 2000 is attributed mainly to the impact of the SCB Acquisition. The Company does not have any loans and leases past due 90 days and still accruing.

    CREDIT CONCENTRATIONS. In management's opinion, the Company has a concentration of real estate-related loans with 72% at June 30, 2000 as shown in the table below. However, this concentration is spread across several sectors of the real estate market including single family mortgages, commercial real estate projects (including SBA guaranteed loans) and construction in various geographic regions in California. Nonetheless, management is focusing on reducing the Company's exposure to real estate-related products and has undertaken significant steps to accomplish this goal, including the reorganization of SCB and PSB's real estate lending functions and dedicating additional resources to expanding the SBA and commercial lending departments throughout the organization. The Banks have increased their emphasis on commercial lending with staff additions since the end of 1999. Further, management will continue to monitor the risk within the real estate-related portfolio by continuing to track key factors including, but not limited to, the percentage of real estate-related loans with government guarantees (i.e. SBA loans), the project mix in the portfolios, weighted average loan-to-value ratios, as well as geographic and industry concentrations.

    The following table summarizes the Company's loan portfolio by loan category at the dates presented (in thousands):

                                                        JUNE 30,    DECEMBER 31,
                                                          2000          1999
                                                        ---------   -------------
Residential real estate loans.........................  $197,010      $207,118
Commercial real estate loans..........................   241,546       185,750
Construction loans....................................    68,143        63,154
Equity lines..........................................    26,595        19,760
                                                        --------      --------
  Subtotal real estate related loans..................   533,294       475,782
Commercial loans......................................    99,402        59,810
Consumer loans........................................    19,014        17,393
SBA loans.............................................    82,520         6,482
Other loans...........................................     7,791           317
                                                        --------      --------
Gross loans...........................................  $742,021      $559,784
                                                        ========      ========

    ALLOWANCE FOR LOAN AND LEASE LOSSES. The Company has established a monitoring system for its loans and leases in order to identify impaired loans, and potential problem loans and leases and to permit periodic evaluation of impairment and the adequacy of the allowance for loan and lease losses ("ALLL") in a timely manner. The monitoring system and ALLL methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the ALLL. This monitoring system and allowance methodology include a loan-by-loan analysis for all classified loans and leases as well as loss factors for the balance of the portfolio that are based on an analysis relative to the Company's unclassified portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, concentrations in the portfolio, risk levels of particular loan categories, and internal loan review.

    The ALLL increased by $3.0 million during the six months ended June 30, 2000 mostly due to the acquisition of SCB and increased $313 thousand during the second quarter of 2000 mostly due to additional provisions for loan and lease losses. The Company's annualized ratio of net charge-offs to average loans and leases is less than 1% at June 30, 2000 and has been less than 1% for the past year. Management is not aware of any additional significant loss potential that has not already been included in the estimation of the ALLL. Management believes that the ALLL of $9.8 million at June 30, 2000, is adequate based on the Company's evaluation of the loan portfolio, improved economic conditions and continued adherence to established credit policies.

    REGULATORY MATTERS. The regulatory capital guidelines as well as the actual capitalization for BOC, PCC, PSB, SCB and the Company on a consolidated basis as of June 30, 2000 follow:

                                       ADEQUATELY          WELL                                                   CONSOLIDATED
                                       CAPITALIZED      CAPITALIZED     SCB        BOC        PSB        PCC        COMPANY
                                       -----------      -----------   --------   --------   --------   --------   ------------
                                        (GREATER THAN OR EQUAL TO)
Total risk-based capital.............     8.00%            10.00%      11.27%     11.59%     11.35%     10.87%       11.59%
Tier 1 risk-based capital ratio......     4.00%             6.00%      10.01%     10.33%     10.15%      9.72%       10.34%
Tier 1 leverage capital ratio........     4.00%             5.00%       7.12%      7.67%      6.14%      6.06%        6.80%

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISK.

    LIQUIDITY MANAGEMENT. The Company relies upon deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Liquidity management is the process of planning to meet the cash flow requirements of customers who may either be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

    As an overall guide to ensuring adequate liquidity, management attempts to maintain a loan-to-deposit ratio of approximately 80% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold, interest-bearing deposits in other banks and investment securities available for sale to total deposits) of approximately 20%. As so measured, on a consolidated basis the Company's liquidity ratio stood at 22.9% and 16.9%, respectively, on June 30, 2000 and December 31, 1999, while its loan to deposit ratio stood at 74.8% and 78.5% on those same dates. At June 30, 2000, management believes liquidity of the Company is adequate.

    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. The primary function of asset and liability management is to maintain an appropriate balance between the impact on the Company's net interest margin arising from changes in interest rates, as well as the potential impact on both earnings and liquidity from market risk.

    Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its investment and loan portfolios as well as its deposit taking activities. Though market risk sensitive instruments can also consist of on and off balance sheet derivatives or other financial instruments, at June 30, 2000 and December 31, 1999, the Company had no material on or off balance sheet derivatives.

    One method to measure the impact of future changes in interest rates on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in a specified time period. Generally, a liability sensitive gap position indicates that there would be a net positive impact on the net interest margin for the period measured in a declining rate environment since the Company's liabilities would reprice to lower market rates before its assets would. A net negative impact would result from an increasing interest rate environment. Conversely, an asset sensitive gap indicates that there would be a net positive impact on the net interest margin in a rising interest rate environment since assets would reprice to higher market interest rates before liabilities.

    At June 30, 2000, the Company had $226.9 million more interest-sensitive liabilities repricing within a one year period than assets as compared to $252.5 million at December 31, 1999. Accordingly, the SCB Acquisition on February 29, 2000 did not materially impact the overall interest rate risk profile of the Company. Additionally, because of the slight changes in market interest rates since December 31, 1999, consistent contractual maturities and due to the SCB Acquisition having been accounted for under the purchase method of accounting, management believes that there has been no material change in the difference between the book value of interest sensitive assets and liabilities and their estimated fair values.

    Management is continuing to take steps to change the Company's gap position towards being less liability-sensitive by focusing on adjusting maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities in order to minimize the impact on net interest income and liquidity due to changes in market rates. Specifically, management is interested in shortening the maturities in its investment portfolio and originating more variable rate assets.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2000, the FASB issued Interpretation No. 44 "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION" an interpretation of Accounting Principles Board ("APB" ) Opinion No. 25. FASB Interpretation No. 44 clarifies certain issues related to the application of APB Opinion 25 and is effective July 1, 2000 with certain conclusions covering specific events that occurred either after December 15, 1998 or January 12, 2000. FASB Interpretation No. 44 is not expected to have a material effect on the Company's financial position or results of operations.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of cash flows. If certain conditions are met, a derivative may be designated specifically as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge) or (b) a hedge of the exposure to variable cash flows of a forecasted transactions (a cash flow hedge). SFAS No. 133, as amended by Statement of Financial Accounting Standards No. 138, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133--AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS No. 138"), is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 and SFAS No. 138 will not have a material impact on the Company's results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    See the section titled "Liquidity, Interest Rate Sensitivity and Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
 2.1                    Employment Agreement dated February 29, 2000 by and between
                        Mr. Daryl B. Foreman and Sacramento Commercial Bank. *

 2.2                    Employment Agreement dated February 29, 2000 by and between
                        Mr. Robert H. Muttera and Sacramento Commercial Bank. *

 2.3                    Employment Agreement dated February 29, 2000 by and between
                        Mr. James A. Sundquist and Sacramento Commercial Bank. *

 2.4                    Employment Agreement dated February 1, 2000 by and between
                        Mr. David E. Hooston and California Community
                        Bancshares, Inc. *

 2.5                    Employment Agreement dated February 14, 2000 by and between
                        Ms. Lynn M. Hopkins and California Community
                        Bancshares, Inc. *

 11                     Statement re: computation of per share earnings is included in Note 4 to the unaudited condensed consolidated financial statements of Registrant.

 27                     Financial Data Schedule

------------------------

*   Management contracts

REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CALIFORNIA COMMUNITY BANCSHARES, INC.

Date: August 11, 2000                                                  /s/ RONALD W. BACHLI
                                                            -----------------------------------------
                                                                         Ronald W. Bachli
                                                                          PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER

Date: August 11, 2000                                                  /s/ DAVID E. HOOSTON
                                                            -----------------------------------------
                                                                         David E. Hooston
                                                                     CHIEF FINANCIAL OFFICER